Form 10-Q
period 1996-06-30
IRON MOUNTAIN INC /DE
filed 1996-08-14
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

- - --------------------------------------------------------------------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

             For the Transition Period from __________ to __________


                         Commission file number 0-27584
                                                -------


                           IRON MOUNTAIN INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                    04-3107342
            --------                                    ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                      745 Atlantic Avenue, Boston, MA 02111
                      -------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (617) 357-4455
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ---          ---

As of August 9, 1996, there were 9,627,141 shares of the Registrant's Common Stock, par value $0.01 per share, and 500,000 shares of the Registrant's Non-voting Common Stock, par value $0.01 per share outstanding.

                                    IRON MOUNTAIN INCORPORATED
                                              INDEX


                                                                                              Page


PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1995 and
          June 30, 1996 (Unaudited)                                                            3

         Condensed Consolidated Statements of Operations for the Three Months Ended
          June 30, 1995 and 1996 (Unaudited)                                                   4

         Condensed Consolidated Statements of Operations for the Six Months Ended
          June 30, 1995 and 1996 (Unaudited)                                                   5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1995 and 1996 (Unaudited)                                                   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    7-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                       10-13


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                                                    14

Item 4 - Submission of Matters to a Vote of Security-Holders                                  14

Item 6 - Exhibits and Reports on Form 8-K                                                     15

         Signatures                                                                           16

                           IRON MOUNTAIN INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   (Unaudited)


                                                                    December 31,         June 30,
                                                                        1995               1996
                                                                   ---------------    ----------------
ASSETS

CURRENT ASSETS:

  Cash and Cash Equivalents                                          $   1,585          $   2,232
  Accounts Receivable (Less allowance for doubtful accounts
        of $651 and of $790, respectively)                              16,936             19,756
  Inventories                                                              682                523
  Deferred Income Taxes                                                  1,943              2,036
  Prepaid Expenses and Other Current Assets                              1,862              1,318
                                                                     ---------          ---------
        Total Current Assets                                            23,008             25,865

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment at Cost                               125,240            141,601
  Less: Accumulated Depreciation                                       (32,564)           (38,597)
                                                                     ---------          ---------
        Property, Plant and Equipment, Net                              92,676            103,004


OTHER ASSETS:

  Goodwill                                                              59,253             72,213
  Customer Acquisition Costs                                             5,210              5,671
  Deferred Financing Costs                                               2,638              2,268
  Other                                                                  4,096              3,609
                                                                     ---------          ---------
        Total Other Assets                                              71,197             83,761
                                                                     ---------          ---------

        Total Assets                                                 $ 186,881          $ 212,630
                                                                     =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current Portion of Long-term Debt                                  $   2,578          $   3,194
  Accounts Payable                                                       4,797              6,342
  Accrued Expenses                                                      10,917             10,638
  Deferred Income                                                        3,108              2,454
  Other Current Liabilities                                                469                501
                                                                     ---------          ---------
        Total Current Liabilities                                       21,869             23,129

LONG-TERM DEBT, NET OF CURRENT PORTION                                 119,296            115,700
DEFERRED RENT                                                            7,983              7,897
DEFERRED INCOME TAXES                                                    3,621              4,406
OTHER LONG-TERM LIABILITIES                                              6,769              6,769


COMMITMENTS AND CONTINGENCIES

REDEEMABLE PUT WARRANT                                                   6,332                 --

STOCKHOLDERS' EQUITY:

  Preferred Stock                                                            5                 --
  Common Stock - Voting                                                      0                 96
  Common Stock - Non-voting                                                 --                  5
  Additional Paid-In Capital                                            28,809             62,014
  Accumulated Deficit                                                   (7,803)            (7,386)
                                                                     ---------          ---------
        Total Stockholders' Equity                                      21,011             54,729
                                                                     ---------          ---------

        Total Liabilities and Stockholders' Equity                   $ 186,881          $ 212,630
                                                                     =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)


                                                                 Three Months Ended June 30,
                                                               ---------------------------------

                                                                     1995                 1996
                                                               ---------------    --------------

REVENUES:
  Storage                                                        $  15,866          $  20,209
  Service and Storage Material Sales                                10,020             12,713
                                                                 ---------          ---------

        Total Revenues                                              25,886             32,922

OPERATING EXPENSES:
  Cost of Sales (Excluding Depreciation)                            12,888             16,715
  Selling, General and Administrative                                6,848              8,260
  Depreciation and Amortization                                      2,676              3,922
                                                                 ---------          ---------

        Total Operating Expenses                                    22,412             28,897
                                                                 ---------          ---------

OPERATING INCOME                                                     3,474              4,025

INTEREST EXPENSE                                                     2,868              3,091
                                                                 ---------          ---------

        Income Before Provision for Income Taxes                       606                934

PROVISION FOR INCOME TAXES                                             364                523
                                                                 ---------          ---------

        Net Income                                                     242                411

ACCRETION OF REDEEMABLE PUT WARRANT                                    501                 --
                                                                 ---------          ---------

        Net Income (Loss) Applicable to Common Stockholders      $    (259)         $     411
                                                                 =========          =========


NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE         $   (0.03)         $    0.04
                                                                 =========          =========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING                                                  7,779             10,336
                                                                 =========          =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    IRON MOUNTAIN INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands except Per Share Data)
                                           (Unaudited)


                                                                  Six Months Ended June 30,
                                                               ---------------------------------

                                                                     1995                 1996
                                                               ---------------    --------------
REVENUES:
  Storage                                                        $  30,748          $  39,363
  Service and Storage Material Sales                                19,476             24,587
                                                                 ---------          ---------

        Total Revenues                                              50,224             63,950

OPERATING EXPENSES:
  Cost of Sales (Excluding Depreciation)                            25,112             32,383
  Selling, General and Administrative                               12,697             16,067
  Depreciation and Amortization                                      5,428              7,530
                                                                 ---------          ---------

        Total Operating Expenses                                    43,237             55,980
                                                                 ---------          ---------

OPERATING INCOME                                                     6,987              7,970

INTEREST EXPENSE                                                     5,936              6,385
                                                                 ---------          ---------

        Income Before Provision for Income Taxes                     1,051              1,585

PROVISION FOR INCOME TAXES                                             631                888
                                                                 ---------          ---------

        Net Income                                                     420                697

ACCRETION OF REDEEMABLE PUT WARRANT                                    953                280
                                                                 ---------          ---------

        Net Income (Loss) Applicable to Common Stockholders      $    (533)         $     417
                                                                 =========          =========


NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE         $   (0.07)         $    0.04
                                                                 =========          =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
        OUTSTANDING                                                  7,790              9,899
                                                                 =========          =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                       Six Months Ended June 30,
                                                                   ----------------------------------
                                                                         1995                1996
                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                         $     420          $     697
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operations:
    Depreciation and Amortization                                        5,428              7,530
    Amortization of Financing Costs                                        756                429
    Provision for Deferred Income Taxes                                    540                492

  Changes in Assets and Liabilities (Exclusive of Acquisitions):

    Accounts Receivable                                                   (910)            (2,194)
    Inventories                                                            (29)               174
    Prepaid Expenses and Other Current Assets                             (195)               444
    Other Assets                                                           180                674
    Accounts Payable                                                       645              1,545
    Accrued Expenses                                                     1,324               (279)
    Deferred Income                                                        127               (865)
    Other Current Liabilities                                              (27)              (474)
    Deferred Rent                                                          (86)               (86)
    Other Long-term Liabilities                                              1                 --
                                                                     ---------          ---------

           Cash Flows Provided by Operations                             8,174              8,087


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital Expenditures                                                  (7,322)           (11,162)
  Additions to Customer Acquisition Costs                                 (418)              (717)
  Cash Paid for Acquisitions                                           (15,484)           (19,187)
  Other                                                                     --                (25)
                                                                     ---------          ---------

           Cash Flows Used in Investing Activities                     (23,224)           (31,091)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Repayment of Debt                                                     (8,369)           (29,515)
  Net Proceeds from Borrowings                                          25,186             26,500
  Financing Costs                                                       (1,402)               (24)
  Proceeds from Exercise of Stock Options                                  200                 --
  Repurchase of Stock                                                     (199)                --
  Proceeds from Initial Public Offering, Net of Costs and
    Expenses                                                                --             33,302
  Retirement of Put Warrant                                                 --             (6,612)
                                                                     ---------          ---------


           Cash Flows Provided by Financing Activities                  15,416             23,651
                                                                     ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                      366                647


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,303              1,585
                                                                     ---------          ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   1,669          $   2,232
                                                                     =========          =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)

                                   (Unaudited)

(1)   GENERAL


      The interim condensed consolidated financial statements presented herein have been prepared by Iron Mountain Incorporated ("Iron Mountain" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

      The condensed consolidated balance sheet presented as of December 31, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


(2)   INITIAL PUBLIC OFFERING OF COMMON STOCK


      On February 6, 1996, the Company completed the sale of 2,350 shares of its common stock in an initial public offering at a price of $16.00 per share. The proceeds from the public offering were $34,968 after underwriting discounts and commissions, and $33,302 after other expenses of the offering totaling $1,666. Such net proceeds were used to retire the redeemable put warrant for $6,612, to fund acquisitions, to repay debt that had been incurred to make acquisitions and for working capital.


(3)   ACQUISITIONS AND DISPOSITIONS


      During 1995, the Company purchased four records management businesses. During the six months ended June 30, 1996, the Company purchased six additional records management businesses. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1996 acquisitions exceeded the underlying fair value of the net assets acquired by $14,554, which has been assigned to goodwill and is being amortized over the estimated benefit period of 25 years. Funds used to make the various acquisitions were provided through the Company's acquisition credit facility and, indirectly, a portion of the net proceeds of the Company's initial public offering. A summary of the cash consideration and allocation of the purchase price as of the acquisition dates are as follows:


                                                         1996
                                                      ----------


       Fair Value of Assets Acquired in 1996           $    20,104
       Liabilities Assumed                                    (917)
                                                      ------------

       Cash Paid                                       $    19,187
                                                       ===========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)

                                   (Unaudited)

                                   (Continued)

      The following unaudited pro forma information shows the results of the Company's operations for the year ended December 31, 1995 and the six months ended June 30, 1996, as though each of the completed acquisitions had occurred as of January 1, 1995.


                                                           1995              1996
                                                      ---------------    -------------
    Revenues                                           $  123,438        $    65,678

    Net Income (Loss)                                        (348)               728
    Accretion of Redeemable Put Warrant                     2,107                280
                                                       ----------        -----------


    Net Income (Loss) Applicable to Stockholders       $   (2,455)       $       448
                                                       ==========        ===========


    Net Income (Loss) Per Share                        $    (0.32)        $     0.05
                                                       ==========        ===========

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1995 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the companies.

(4)   LONG-TERM DEBT


      Long-term debt as of December 31, 1995 and June 30, 1996, is as follows:


                                                               1995              1996
                                                           -------------     -------------


     Term Loans A and B                                     $    59,625       $  58,750
     $50,000 Acquisition Credit Facility                         34,400          25,300
     $15,000 Working Capital Facility                             1,700           8,800
     Chrysler Notes                                              14,772          14,807
     Real Estate Mortgages                                       10,797          10,761
     Other                                                          580             476
                                                           ------------      ----------

            Total Long-term Debt                                121,874         118,894

     Less: Current Portion                                      (2,578)          (3,194)
                                                           -----------       ----------

            Long-term Debt, Net of Current Portion          $   119,296       $ 115,700
                                                            ===========       =========


(5)   COMMITMENTS AND CONTINGENCIES

      Litigation


      During the second quarter of 1996, the Company paid $600 to cover the uninsured portion of a judgment previously entered by the California Workers Compensation Board against the Company relating to injuries sustained by a driver employed by a courier company used at the time by the Company. This amount had been fully reserved in the second quarter of 1995 and therefore had no impact on the results of operations for the three and six month periods ended June 30, 1996.

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)

                                   (Unaudited)

                                   (Continued)


      Iron Mountain is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Iron Mountain's financial condition or results of operations.

(6)   SUBSEQUENT EVENTS


      Subsequent to June 30, 1996, the Company acquired three records management businesses for $20,887 in transactions that were accounted for as purchases.

                           IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and six month periods ended June 30, 1995 and 1996 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three and six month periods ended June 30, 1996, included herein, and the consolidated financial statements and footnotes for the year ended December 31, 1995, included in the Company's Annual Report filed on Form 10-K.


Results of Operations


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Storage revenues increased from $15.9 million for the second quarter of 1995 to $20.2 million for the second quarter of 1996, an increase of $4.3 million, or 27.4%. Ten acquisitions completed by the Company in 1995 and the first six months of 1996 accounted for $2.8 million, or 63.6%, of such increase. The balance of the storage revenues growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers. The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

Service and storage material sales revenues increased from $10.0 million for the second quarter of 1995 to $12.7 million for the second quarter of 1996, an increase of $2.7 million, or 26.9%. Acquisitions accounted for $1.6 million, or 60.9%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total revenues increased from $25.9 million for the second quarter of 1995 to $32.9 million for the second quarter of 1996, an increase of $7.0 million, or 27.2%. Of such increase, $4.4 million, or 62.5%, was attributable to acquisitions completed by the Company in 1995 and the first six months of 1996.

Cost of sales (excluding depreciation) increased from $12.9 million for the second quarter of 1995 to $16.7 million for the second quarter of 1996, an increase of $3.8 million, or 29.7%, and increased as a percentage of revenues from 49.8% for the second quarter of 1995 to 50.8% for the second quarter of 1996. The $3.8 million increase was primarily attributable to the increase in Cartons stored and additional rent and moving expenses associated with certain facility relocations.

Selling, general and administrative expenses increased from $6.9 million for the second quarter of 1995 to $8.3 million for the second quarter of 1996, an increase of $1.4 million, or 20.6%, and decreased as a percentage of revenues from 26.5% for the second quarter of 1995 to 25.1% for the second quarter of 1996. The dollar increase was primarily attributable to costs associated with the Company's accelerated acquisition activity, including certain transitional redundant expenses as new acquisitions were integrated into the Company and the addition of personnel needed to support the Company's growth. Non-recurring charges of $0.6 million to reserve for certain litigation and $0.3 million related to moving the corporate accounting function from Los Angeles to Boston taken during the second quarter of 1995 and 1996, respectively, are included in the totals.

Depreciation and amortization expense increased from $2.7 million for the second quarter of 1995 to $3.9 million for the second quarter of 1996, an increase of $1.2 million, or 46.6%, and increased as a percentage of revenues from 10.3% for the second quarter of 1995 to 11.9% for the second quarter of 1996. The increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, capital expenditures and additions to customer acquisition costs.

                           IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   (Continued)

As a result of the foregoing factors, operating income increased from $3.5 million for second quarter of 1995 to $4.0 million for the second quarter of 1996, an increase of $0.5 million, or 15.9%. As a percentage of revenues, operating income decreased from 13.4% of revenues for the second quarter of 1995 to 12.2% of revenues for the second quarter of 1996.

Interest expense increased from $2.9 million for the second quarter of 1995 to $3.1 million for the second quarter of 1996, an increase of $0.2 million, or 7.8%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, which was partially offset by reduced interest rates.

As a result of the foregoing factors, income before provision for income taxes increased from $0.6 million (2.3% of revenues) for the second quarter of 1995 to $0.9 million (2.8% of revenues) for the second quarter of 1996, an increase of $0.3 million, or 54.1%. Provision for income taxes increased from $0.4 million (1.4% of revenues) for the second quarter of 1995 to $0.5 million (1.6% of revenues) for the second quarter of 1996. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permit deduction of such expenses.

Net income increased from $0.2 million (or 0.9% of revenues) for the second quarter of 1995 to $0.4 million (1.2% of revenues) for the second quarter of 1996, an increase of $0.2 million, or 69.8%. Net income (loss) applicable to common stockholders was a $0.3 million loss (1.0% of revenues) for the second quarter of 1995 compared to income of $0.4 million (1.2% of revenues) for the second quarter of 1996. The loss for the second quarter of 1995 included a non-cash charge of $0.5 million for accretion related to a redeemable put warrant. The put warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for such accretion.

As a result of the foregoing factors, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $6.1 million for the second quarter of 1995 to $7.9 million for the second quarter of 1996, an increase of $1.8 million, or 29.2%. As a percentage of revenues, EBITDA increased from 23.8% for the second quarter of 1995 to 24.1% for the second quarter of 1996.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Storage revenues increased from $30.7 million for the first six months of 1995 to $39.4 million for the first six months of 1996, an increase of $8.7 million, or 28.0%. Ten acquisitions completed by the Company in 1995 and the first six months of 1996 accounted for $5.5 million, or 63.7%, of such increase. The balance of the storage revenues growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers.

Service and storage material sales revenues increased from $19.5 million for the first six months of 1995 to $24.6 million for the first six months of 1996, an increase of $5.1 million, or 26.2%. Acquisitions accounted for $3.4 million, or 66.2%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

                           IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   (Continued)

For the reasons discussed above, total revenues increased from $50.2 million for the first six months of 1995 to $64.0 million for the first six months of 1996, an increase of $13.8 million, or 27.3%. Of such increase, $8.9 million, or 64.6%, was attributable to acquisitions completed by the Company in 1995 and the first six months of 1996.

Cost of sales (excluding depreciation) increased from $25.1 million for the first six months of 1995 to $32.4 million for the first six months of 1996, an increase of $7.3 million, or 29.0%, and increased as a percentage of revenues from 50.0% for the first six months of 1995 to 50.6% for the first six months of 1996. The increase was primarily attributable to the increase in Cartons stored, increased expenses related to the severe winter weather on the Atlantic coast during the first quarter of 1996 and expenses related to certain facility relocations.

Selling, general and administrative expenses increased from $12.7 million for the first six months of 1995 to $16.1 million for the first six months of 1996, an increase of $3.4 million, or 26.5%, and decreased as a percentage of revenues from 25.3% for the first six months of 1995 to 25.1% for the first six months of 1996. The $3.4 million increase was primarily attributable to the costs associated with becoming a public company, with accelerated acquisition activity, including certain redundant transitional expenses as new acquisitions were integrated into the Company, and the addition of personnel needed to support the Company's growth. Additionally, the selling, general and administrative expenses of acquired companies tend to be higher than Iron Mountain's, and cost reductions and other possible synergies are not realized immediately.

Depreciation and amortization expense increased from $5.4 million for the first six months of 1995 to $7.5 million for the first six months of 1996, an increase of $2.1 million, or 38.7%, and increased as a percentage of revenues from 10.8% for the first six months of 1995 to 11.8% for the first six months of 1996. The increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, capital expenditures, including racking systems, information systems and improvements to existing facilities, and additions to customer acquisition costs.

As a result of the foregoing factors, operating income increased from $7.0 million for the first six months of 1995 to $8.0 million for the first six months of 1996, an increase of $1.0 million, or 14.1%. As a percentage of revenues, operating income decreased from 13.9% for the first six months of 1995 to 12.5% for the first six months of 1996.

Interest expense increased from $5.9 million for the first six months of 1995 to $6.4 million for the first six months of 1996, an increase of $0.5 million, or 7.6%. The increase was primarily attributable to increased indebtedness to finance acquisitions and capital expenditures. The decrease in interest expense as a percentage of revenues was primarily attributable to a net decrease in interest rates.

As a result of the foregoing factors, income before provision for income taxes increased from $1.1 million (2.1% of revenues) for the first six months of 1995 to $1.6 million (2.5% of revenues) in the first six months of 1996, an increase of $0.5 million, or 50.8%. Provision for income taxes increased from $0.6 million (1.3% of revenues) for the first six months of 1995 to $0.9 million (1.4% of revenues) for the first six months of 1996. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permit deduction of such expenses.

                           IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   (Continued)

Net income increased from $0.4 million (0.8% of revenues) for the first six months of 1995 to $0.7 million (1.1% of revenues) for the first six months of 1996, an increase of $0.3 million, or 66.0%. Net income (loss) applicable to common stockholders was a $0.5 million loss (1.1% of revenues), after accretion of $0.9 million related to a redeemable put warrant, for the first six months of 1995 compared to income of $0.4 million (0.7% of revenues), after accretion of $0.3 million related to a redeemable put warrant, for the first six months of 1996. The put warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for such accretion.

As a result of the foregoing factors, EBITDA increased from $12.4 million for the first six months of 1995 to $15.5 million for the first six months of 1996, an increase of $3.1 million, or 24.8%. As a percentage of revenues, EBITDA decreased from 24.7% for the first six months of 1995 to 24.2% for the first six months of 1996.


Liquidity and Capital Resources

In February 1996, the Company raised $33.3 million, net of underwriters' discounts and commissions and associated costs, in an initial public offering of the Company's common stock (the "Offering"). The net proceeds from the Offering were used to retire a redeemable put warrant, to fund acquisitions, to repay debt that had been incurred to make acquisitions and for working capital.

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of acquisitions; growth-related capital expenditures, including racking systems, information systems and improvements to existing facilities; and customer acquisition costs. Cash paid for these investments during the first six months of 1996 amounted to $19.2 million, $11.2 million and $0.7 million, respectively. These investments have been primarily funded through a portion of the net proceeds of the Offering, cash flows from operations and borrowings under its principal credit agreement.

During the six months ended June 30, 1996, the Company generated $8.1 million in net cash from operations as compared to $8.2 million for the same period of the prior year. The slight decrease in net cash provided by operations resulted from an increase in accounts receivable and other changes in working capital accounts, which were partially offset by a $3.1 million increase in EBITDA and an increase in accounts payable.

Net cash provided by financing activities was $23.7 million for the six months ended June 30, 1996, consisting primarily of the net proceeds from the Offering of $33.3 million and increased indebtedness of $26.5 million offset by the repayment of certain indebtedness of $29.5 million and the retirement of the put warrant for $6.6 million. As of June 30, 1996, the Company had available under its principal credit agreement $6.2 million under a working capital facility and $24.7 million under an acquisition credit facility. Subsequent to June 30, 1996, the Company borrowed $21.9 million under the acquisition credit facility to finance acquisitions.

In July 1996, the Company announced that it planned to undertake an offering of senior subordinated notes, the proceeds of which would be used to retire existing acquisition and other indebtedness, to fund the purchase price of possible future acquisitions and for general corporate purposes. If such offering is consummated, the Company will record an extraordinary loss related to the prepayment of indebtedness, in the quarter in which it is consummated, of approximately $2 million, net of related tax benefit. This charge, when recorded, will not impact the Company's EBITDA. The offering, if commenced, will only be made by means of a prospectus. This announcement of a proposed offering does not constitute an offer to sell or a solicitation of an offer to buy any security. In addition, the Company expects to seek a new bank credit facility to fund expansion.

                           IRON MOUNTAIN INCORPORATED


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has previously disclosed that the California Workers Compensation Board had entered an order against the Company relating to injuries sustained by a driver employed by a courier company used at the time by the Company, that such order had been appealed by the Company and that the Company had lost its appeal. During the second quarter of 1996, the Company paid $0.6 million to cover the uninsured portion of the judgment. This amount had been fully reserved in the second quarter of 1995 and therefore had no impact on the results of operations for the three and six month periods ended June 30, 1996.

The Company is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes that it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on the Company's financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security-Holders

Following are the results of all matters submitted to a vote of security-holders during the second quarter ended June 30, 1996. These matters were voted on at the 1996 Annual Meeting of Stockholders held on June 14, 1996:

Item 1:Election of Class A Directors - Vote to elect two (2) Class A directors to serve until the Company's 1999 Annual Meeting of Stockholders, or until their successors are elected and qualified.

                              Total Vote For                Total Vote Withheld
                               Each Director                From Each Director

David S. Wendell                 6,626,987                        15,790

Vincent J. Ryan                  6,626,987                        15,790

        The following directors' terms continued after the 1996 Annual Meeting:
C. Richard Reese, Eugene B. Doggett, Constantin R. Boden and Arthur D. Little.

Item 2: Ratification of Selection of Independent Auditors - Ratification of the selection by the Board of Directors of the firm of Arthur Andersen LLP as the Company's independent auditors for the current year.

                                    For        Against    Abstain     No Vote

        Arthur Andersen LLP      6,629,782      8,640      4,355         --

                           IRON MOUNTAIN INCORPORATED


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibit                         Description
      -------    -------------------------------------------------

         3       By-laws of Iron Mountain Incorporated, as amended

        11       Statement re: computation of earnings per share

        27       Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              IRON MOUNTAIN INCORPORATED



         August 14, 1996                  By: /s/ Jean A. Bua
         ---------------                      --------------------------
              (date)                          Jean A. Bua
                                              Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)