Form 10-Q
period 1996-09-30
IRON MOUNTAIN INC /DE
filed 1996-11-14
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1996

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

Yes  X        No
   -----        -----

As of November 5, 1996, there were 9,652,959 shares of the Registrant's Common Stock, par value $0.01 per share, and 477,295 shares of the Registrant's Non-voting Common Stock, par value $0.01 per share outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX



                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets at December 31, 1995 and
         September 30, 1996 (Unaudited)                                                     3

       Condensed Consolidated Statements of Operations for the Three Months Ended
         September 30, 1995 and 1996 (Unaudited)                                            4

       Condensed Consolidated Statements of Operations for the Nine Months Ended
         September 30, 1995 and 1996 (Unaudited)                                            5

       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1995 and 1996 (Unaudited)                                            6

       Notes to Condensed Consolidated Financial Statements (Unaudited)                  7-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                           11-15


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                                                 16


Item 6 - Exhibits and Reports on Form 8-K                                                  16

       Signatures                                                                          17


                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       December 31,    September 30,
                                                           1995            1996
                                                       --------------  --------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                              $  1,585        $  3,812
  Accounts Receivable (less allowance for doubtful
   accounts of $651 and of $875, respectively)             16,936          21,194

  Inventories                                                 682             688
  Deferred Income Taxes                                     1,943           2,205
  Prepaid Expenses and Other Current Assets                 1,862             548
                                                       ----------      ----------

      Total Current Assets                                 23,008          28,447

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment at Cost                  125,240         153,426
  Less: Accumulated Depreciation                          (32,564)        (42,201)
                                                       ----------      ----------
      Property, Plant and Equipment, Net                   92,676         111,225

OTHER ASSETS:
  Goodwill                                                 59,253          92,909
  Customer Acquisition Costs                                5,210           6,089
  Deferred Financing Costs                                  2,638           2,077
  Other                                                     4,096           6,402
                                                       ----------      ----------
      Total Other Assets                                   71,197         107,477
                                                       ----------      ----------

      Total Assets                                       $186,881       $ 247,149
                                                       ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Portion of Long-term Debt                      $  2,578        $    330
  Accounts Payable                                          4,797           4,591
  Accrued Expenses                                         10,917          13,302
  Deferred Income                                           3,108           3,090
  Other Current Liabilities                                   469             415
                                                       ----------      ----------
      Total Current Liabilities                            21,869          21,728

LONG-TERM DEBT, NET OF CURRENT PORTION                    119,296         151,647
DEFERRED RENT                                               7,983           7,804
DEFERRED INCOME TAXES                                       3,621           4,453
OTHER LONG-TERM LIABILITIES                                 6,769           6,769

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PUT WARRANT                                      6,332              --

STOCKHOLDERS' EQUITY:
  Preferred Stock                                               5              --
  Common Stock - Voting                                         0              96
  Common Stock - Non-voting                                    --               5
  Additional Paid-In Capital                               28,809          62,033
  Accumulated Deficit                                      (7,803)         (7,386)
                                                       ----------      ----------
      Total Stockholders' Equity                           21,011          54,748
                                                       ----------      ----------

      Total Liabilities and Stockholders' Equity         $186,881        $247,149
                                                       ==========      ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)


                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                         1995             1996
                                                    --------------   --------------
REVENUES:
  Storage                                             $ 16,246          $ 22,056
  Service and Storage Material Sales                    10,324            13,963
                                                      --------          --------

      Total Revenues                                    26,570            36,019

OPERATING EXPENSES:
  Cost of Sales (Excluding Depreciation)                12,888            18,708
  Selling, General and Administrative                    6,358             8,695
  Depreciation and Amortization                          3,775             4,366
                                                      --------          --------

      Total Operating Expenses                          23,021            31,769
                                                      --------          --------

OPERATING INCOME                                         3,549             4,250

INTEREST EXPENSE                                         2,881             3,596
                                                      --------          --------

      Income Before Provision for Income Taxes             668               654

PROVISION FOR INCOME TAXES                                 936               654
                                                      --------          --------

      Net Income (Loss)                                   (268)               --

ACCRETION OF REDEEMABLE PUT WARRANT                        554                --
                                                      --------          --------

      Net Income (Loss) Applicable to Common
        Stockholders                                  $   (822)         $     --
                                                      ========          ========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
      SHARE                                           $ (0.11)          $   0.00
                                                      ========          ========


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
      SHARES OUTSTANDING                                7,777            10,505
                                                      =======          ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)



                                                    Nine Months Ended September 30,
                                                    ------------------------------
                                                         1995           1996
                                                    -------------   --------------
REVENUES:
  Storage                                             $ 46,994        $ 61,419
  Service and Storage Material Sales                    29,800          38,550
                                                      --------        --------

      Total Revenues                                    76,794          99,969

OPERATING EXPENSES:
  Cost of Sales (Excluding Depreciation)                38,000          51,091
  Selling, General and Administrative                   19,055          24,762
  Depreciation and Amortization                          9,203          11,896
                                                      --------        --------

      Total Operating Expenses                          66,258          87,749
                                                      --------        --------

OPERATING INCOME                                        10,536          12,220

INTEREST EXPENSE                                         8,817           9,981
                                                      --------        --------

      Income Before Provision for Income Taxes           1,719           2,239

PROVISION FOR INCOME TAXES                               1,567           1,542
                                                      --------        --------

      Net Income                                           152             697

ACCRETION OF REDEEMABLE PUT WARRANT                      1,507             280
                                                      --------        --------

      Net Income (Loss) Applicable to Common
        Stockholders                                  $ (1,355)       $    417
                                                      ========        ========



NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
      SHARE                                           $ (0.17)        $   0.04
                                                      ========        ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
      SHARES OUTSTANDING                                7,786           10,101
                                                      ========        ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                       Nine Months Ended September 30,
                                                       ------------------------------
                                                            1995             1996
                                                       -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $    152        $    697
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations:
   Depreciation and Amortization                            9,203          11,896
   Amortization of Financing Costs                            940             637
   Provision for Deferred Income Taxes                        783             370
   Loss on Sale of Fixed Assets                               264              --
   Other                                                       --             (14)
  Changes in Assets and Liabilities (Exclusive of
   Acquisitions):
   Accounts Receivable                                     (2,247)         (2,355)
   Inventories                                               (124)             20
   Prepaid Expenses and Other Current Assets                   98           1,233
   Other Assets                                                --            (221)
   Accounts Payable                                           400            (438)
   Accrued Expenses                                         4,212             169
   Deferred Income                                           (639)         (1,143)
   Other Current Liabilities                                 (129)            (55)
   Deferred Rent                                              (23)           (179)
   Other Long-term Liabilities                                (24)             --
                                                         --------        --------

         Cash Flows Provided by Operations                 12,866          10,617

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Cash Paid for Acquisitions                          (15,157)        (45,638)
  Capital Expenditures                                    (11,774)        (17,413)
  Additions to Customer Acquisition Costs                    (871)         (1,265)
  Other                                                      (109)            (25)
                                                         --------        --------

         Cash Flows Used in Investing Activities          (27,911)        (64,341)

CASH FLOWS FROM  FINANCING ACTIVITIES:
  Proceeds from Borrowings                                 17,350          60,520
  Repayment of Debt                                          (622)        (30,435)
  Financing Costs                                          (1,419)           (824)
  Proceeds from Initial Public Offering, Net of Costs
   and Expenses                                                --          33,286
  Retirement of Put Warrant                                    --          (6,612)
  Proceeds from Exercise of Stock Options                     200              16
  Repurchase of Stock                                        (199)             --
                                                         --------        --------

         Cash Flows Provided by Financing Activities       15,310          55,951
                                                         --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                         265           2,227

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,303           1,585
                                                         --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  1,568        $  3,812
                                                         ========        ========


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

(2)  INITIAL PUBLIC OFFERING OF COMMON STOCK

On February 6, 1996, the Company completed the sale of 2,350 shares of its common stock in an initial public offering at a price of $16.00 per share. The proceeds from the public offering were $34,968 after underwriting discounts and commissions, and $33,286 after other expenses of the offering totaling $1,682. Such net proceeds were used to retire the redeemable put warrant for $6,612, to fund acquisitions, to repay debt that had been incurred to make acquisitions and for working capital.

(3)  ACQUISITIONS AND DISPOSITIONS

During 1995, the Company purchased four records management businesses. During the nine months ended September 30, 1996, the Company purchased eleven additional records management businesses. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1996 acquisitions exceeded the underlying fair value of the net assets acquired by $35,922, which has been assigned to goodwill and is being amortized over the estimated benefit period of 25 years. Funds used to make the various acquisitions were provided through the Company's acquisition credit facility and, indirectly, a portion of the net proceeds of the Company's initial public offering. A summary of the net cash consideration and allocation of the purchase price as of the acquisition dates are as follows:

                                                     1996
                                                   ---------

     Fair Value of Assets Acquired  in 1996       $   49,410
     Liabilities Assumed                              (3,772)
                                                   ---------
     Net Cash Paid                                 $  45,638
                                                   =========

                           IRON MOUNTAIN INCORPORATED

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


The following unaudited pro forma information shows the results of the Company's operations for the year ended December 31, 1995 and the nine months ended September 30, 1996, as though each of the completed acquisitions had occurred as of January 1, 1995:

                                                 1995            1996
                                             ------------    ------------

   Revenues                                    $132,100       $107,425

   Net Income (Loss)                             (1,751)            77
   Accretion of Redeemable Put Warrant            2,107            280
                                               --------       --------
   Net Income (Loss) Applicable to
     Stockholders                              $ (3,858)      $   (203)
                                               ========       ========
   Net Income (Loss) Per Share                 $  (0.50)      $  (0.02)
                                               ========       ========

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

(4)  LONG-TERM DEBT

During the third quarter of 1996, the Company increased the amount of its Acquisition Credit Facility, from $50,000 to $55,000, with no significant change in terms.

On September 30, 1996, the Company entered into a new $100,000 revolving credit facility (the "New Credit Facility"). The availability of the New Credit Facility was conditioned upon, among other things, the Company receiving at least $125,000 from the issuance of its senior subordinated notes (see Note 6). The New Credit Facility is a five year revolving credit facility maturing on September 30, 2001.

The New Credit Facility specifies certain minimum or maximum relationships between operating cash flows (earnings before interest, taxes, depreciation and amortization) and interest, total debt and fixed charges. There are restrictions on dividends declared by the Company, sales or pledging of assets, capital expenditures and changes in business and ownership; cash dividends are effectively prohibited. Loans under the New Credit Facility are secured by the capital stock of all of the Company's subsidiaries.

The interest rate on loans under the New Credit Facility varies, at the Company's option, on a choice of base rates plus an applicable margin. The applicable margin varies depending on the base rate selected and certain debt ratios. The timing of interest payments also varies with the base rate selected.

                           IRON MOUNTAIN INCORPORATED

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


Long-term debt as of December 31, 1995 and September 30, 1996, is as follows:

                                                   1995           1996
                                                ------------   ------------

    Term Loans A and B                            $  59,625     $  58,000
    $55,000 Acquisition Credit Facility              34,400        54,470
    $15,000 Working Capital Facility                  1,700        13,500
    Chrysler Notes                                   14,772        14,824
    Real Estate Mortgages                            10,797        10,755
    Other                                               580           428
                                                 ----------    ----------

       Total Long-term Debt                         121,874       151,977

    Less: Current Portion                            (2,578)         (330)
                                                 ----------    ----------

       Long-term Debt, Net of Current Portion     $ 119,296     $ 151,647
                                                  =========     =========

(5)  COMMITMENTS AND CONTINGENCIES

Litigation

Iron Mountain is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Iron Mountain's financial condition or results of operations.

(6)  SUBSEQUENT EVENTS

Debt Offering

On October 1, 1996, the Company successfully completed the sale of $165,000 of 10-1/8% Senior Subordinated Notes due 2006 (the "Notes"). The net proceeds to the Company were $160,050 after underwriting discounts and commissions. The net proceeds of the sale of the Notes, after payment of related expenses, were used to repay outstanding bank debt under the existing credit agreement, the Chrysler Notes and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of the outstanding bank debt, the Chrysler Notes and certain other indebtedness, the Company expects to incur an extraordinary charge, net of related tax benefit, of approximately $2 million during the fourth quarter of 1996. The charge consists of, among other things, a prepayment penalty and the write-off of deferred financing costs and original issue discount.

The Notes contain covenants and restrictions similar to, or less restrictive than, the New Credit Facility (see Note 4). Subject to certain restrictions and limitations, the Company, at its option, may redeem any or all of the Notes at face value plus a premium ranging from approximately 2% to 9% through September 30, 2004. Thereafter, the Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Notes may require the Company to repurchase the Notes.

The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company, substantially all of the assets of which are the stock of the Subsidiary Guarantors, and substantially all of the

                           IRON MOUNTAIN INCORPORATED

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

operations of which are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.


Acquisitions

Subsequent to September 30, 1996, the Company acquired four records management businesses for approximately $22,547 (not including contingent payments of up to $4,000 based upon the achievement of certain revenue targets in 1997 and
1998), in transactions that were accounted for as purchases.

                           IRON MOUNTAIN INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1995 and 1996 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three and nine month periods ended September 30, 1996, included herein, and the consolidated financial statements and footnotes for the year ended December 31, 1995, included in the Company's Annual Report filed on Form 10-K.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Storage revenue increased from $16.3 million for the third quarter of 1995 to $22.1 million for the third quarter of 1996, an increase of $5.8 million, or 35.8%. Fifteen acquisitions completed by the Company in 1995 and the first nine months of 1996 accounted for $4.1 million, or 70.1%, of such increase. The balance of the storage revenue growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers. The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

Service and storage material sales revenue increased from $10.3 million for the third quarter of 1995 to $13.9 million for the third quarter of 1996, an increase of $3.6 million, or 35.2%. Acquisitions accounted for $2.6 million, or 71.9%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total revenue increased from $26.6 million for the third quarter of 1995 to $36.0 million for the third quarter of 1996, an increase of $9.4 million, or 35.6%. Of such increase, $6.7 million, or 70.8%, was attributable to acquisitions completed by the Company in 1995 and the first nine months of 1996.

Cost of sales (excluding depreciation) increased from $12.9 million for the third quarter of 1995 to $18.7 million for the third quarter of 1996, an increase of $5.8 million, or 45.2%, and increased as a percentage of revenue from 48.5% for the third quarter of 1995 to 51.9% for the third quarter of 1996. The $5.8 million increase was primarily attributable to the increase in Cartons stored and additional rent and moving expenses associated with certain facility relocations. The increase as a percentage of revenue was primarily attributable to recent acquisitions generally having lower gross margins than the rest of the Company.

Selling, general and administrative expenses increased from $6.4 million for the third quarter of 1995 to $8.7 million for the third quarter of 1996, an increase of $2.3 million, or 36.8%, and increased as a percentage of revenue from 23.9% for the third quarter of 1995 to 24.2% for the third quarter of 1996. The dollar increase was primarily attributable to costs associated with the Company's accelerated acquisition activity, including certain redundant transitional expenses as new acquisitions are integrated into the Company and the addition of personnel needed to support the Company's growth. A non-recurring charge of $0.1 million related to moving the corporate accounting function from Los Angeles to Boston was recorded during the third quarter of 1996.

Depreciation and amortization expense increased from $3.8 million for the third quarter of 1995 to $4.4 million for the third quarter of 1996, an increase of $0.6 million, or 15.7%, and decreased as a percentage of revenue from 14.2% for the third quarter of 1995 to 12.1% for the third quarter of 1996. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, capital expenditures and additions to customer acquisition costs. The decrease as a percentage of revenue was primarily attributable to a one-time charge of $0.9 million recorded in the third quarter of 1995 in connection with the write-down of the goodwill of a subsidiary due to the Company's

                           IRON MOUNTAIN INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)


decision to sell such subsidiary at an estimated price which was $0.9 million less than such subsidiary's net book value and related goodwill. The Company subsequently decided not to sell such subsidiary.

As a result of the foregoing factors, operating income increased from $3.5 million for third quarter of 1995 to $4.2 million for the third quarter of 1996, an increase of $0.7 million, or 19.8%. As a percentage of revenue, operating income decreased from 13.4% of revenue for the third quarter of 1995 to 11.8% of revenue for the third quarter of 1996.

Interest expense increased from $2.9 million for the third quarter of 1995 to $3.6 million for the third quarter of 1996, an increase of $0.7 million, or 24.8%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, which was partially offset by reduced interest rates.

As a result of the foregoing factors, income before provision for income taxes was $0.7 million (2.5% of revenue) for the third quarter of 1995 and $0.7 million (1.8% of revenue) for the third quarter of 1996. Provision for income taxes decreased from $0.9 million (3.5% of revenue) for the third quarter of 1995 to $0.7 million (1.8% of revenue) for the third quarter of 1996. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permits deduction of such expenses.

Net income (loss) was a loss of $0.3 million (1.0% of revenue) for the third quarter of 1995 compared to breakeven (0.0% of revenue) for the third quarter of 1996, an increase of $0.3 million, or 100.0%. Net income (loss) applicable to common stockholders was a $0.8 million loss (3.1% of revenue) for the third quarter of 1995 compared to breakeven (0.0% of revenue) for the third quarter of 1996. The loss for the third quarter of 1995 included a charge of $0.5 million for accretion related to a redeemable put warrant. The put warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for such accretion.

As a result of the foregoing factors, earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA") increased from $7.3 million for the third quarter of 1995 to $8.6 million for the third quarter of 1996, an increase of $1.3 million, or 17.6%. As a percentage of revenue, EBITDA decreased from 27.6% for the third quarter of 1995 to 23.9% for the third quarter of 1996.

During the third quarter of 1996, the Company acquired five records management businesses, more than any other quarter in the Company's history. As a result of the Company's acquisition activity, gross profit and EBITDA margins were lower for the third quarter of 1996 compared to the same period for the prior year. The decrease was primarily attributable to the acquired businesses initially being less operationally efficient than the Company and that expected margin increases are generally not realized immediately.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Storage revenue increased from $47.0 million for the first nine months of 1995 to $61.4 million for the first nine months of 1996, an increase of $14.4 million, or 30.7%. Fifteen acquisitions completed by the Company in 1995 and the first nine months of 1996 accounted for $9.6 million, or 66.8%, of such increase.

                           IRON MOUNTAIN INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)



The balance of the storage revenue growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers.

Service and storage material sales revenue increased from $29.8 million for the first nine months of 1995 to $38.6 million for the first nine months of 1996, an increase of $8.8 million, or 29.4%. Acquisitions accounted for $6.0 million, or 68.9%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total revenue increased from $76.8 million for the first nine months of 1995 to $100.0 million for the first nine months of 1996, an increase of $23.2 million, or 30.2%. Of such increase, $15.7 million, or 67.6%, was attributable to acquisitions completed by the Company in 1995 and the first nine months of 1996.

Cost of sales (excluding depreciation) increased from $38.0 million for the first nine months of 1995 to $51.1 million for the first nine months of 1996, an increase of $13.1 million, or 34.4%, and increased as a percentage of revenue from 49.5% for the first nine months of 1995 to 51.1% for the first nine months of 1996. The increase was primarily attributable to the increase in Cartons stored, increased expenses related to the severe winter weather on the Atlantic coast during the first quarter of 1996 and expenses related to certain facility relocations. The increase as a percentage of revenue was primarily attributable to recent acquisitions generally having lower gross margins than the rest of the Company.

Selling, general and administrative expenses increased from $19.1 million for the first nine months of 1995 to $24.8 million for the first nine months of 1996, an increase of $5.7 million, or 29.9%, and remained constant as a percentage of revenues at 24.8% for the first nine months of 1995 and for the first nine months of 1996. The $5.7 million increase was primarily attributable to the costs associated with becoming a public company, with accelerated acquisition activity, including certain redundant transitional expenses as new acquisitions were integrated into the Company, and the addition of personnel needed to support the Company's growth. A charge of $0.5 million related to moving the corporate accounting function from Los Angeles to Boston was taken during the first nine months of 1996. Additionally, the selling, general and administrative expenses of acquired companies tend to be higher than Iron Mountain's, and cost reductions and other possible synergies are not realized immediately.

Depreciation and amortization expense increased from $9.2 million for the first nine months of 1995 to $11.9 million for the first nine months of 1996, an increase of $2.7 million, or 29.3%, and decreased as a percentage of revenue from 12.0% for the first nine months of 1995 to 11.9% for the first nine months of 1996. The $2.7 million increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, capital expenditures, including racking systems, information systems and improvements to existing facilities, and additions to customer acquisition costs. A one-time charge of $0.9 million was recorded in the nine month period ended September 30, 1995 in connection with the write-down of the goodwill of a subsidiary due to the Company's decision to sell such subsidiary at an estimated price which was $0.9 million less than such subsidiary's net book value and related goodwill. The Company subsequently decided not to sell such subsidiary.

As a result of the foregoing factors, operating income increased from $10.5 million for the first nine months of 1995 to $12.2 million for the first nine months of 1996, an increase of $1.7 million, or 16.0%. As a percentage of revenue, operating income decreased from 13.7% for the first nine months of 1995 to 12.2% for the first nine months of 1996.

                           IRON MOUNTAIN INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)



Interest expense increased from $8.8 million for the first nine months of 1995 to $10.0 million for the first nine months of 1996, an increase of $1.2 million, or 13.2%. The $1.2 million increase was primarily attributable to increased indebtedness to finance acquisitions and capital expenditures. Such increase was partially offset by a net decrease in interest rates.

As a result of the foregoing factors, income before provision for income taxes increased from $1.7 million (2.2% of revenue) for the first nine months of 1995 to $2.2 million (2.2% of revenue) for the first nine months of 1996, an increase of $0.5 million, or 30.3%. Provision for income taxes decreased from $1.6 million (2.0% of revenue) for the first nine months of 1995 to $1.5 million (1.5% of revenue) for the first nine months of 1996. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permits deduction of such expenses.

Net income increased from $0.2 million (0.2% of revenue) for the first nine months of 1995 to $0.7 million (0.7% of revenue) for the first nine months of 1996, an increase of $0.5 million, or 358.6%. Net income (loss) applicable to common stockholders was a $1.4 million loss (1.8% of revenue), after accretion of $1.5 million related to a redeemable put warrant, for the first nine months of 1995 compared to net income of $0.4 million (0.4% of revenue), after accretion of $0.3 million related to the redeemable put warrant, for the first nine months of 1996. The put warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for such accretion.

As a result of the foregoing factors, EBITDA increased from $19.7 million for the first nine months of 1995 to $24.1 million for the first nine months of 1996, an increase of $4.4 million, or 22.2%. As a percentage of revenue, EBITDA decreased from 25.7% for the first nine months of 1995 to 24.1% for the first nine months of 1996.

During the first nine months of 1996, the Company acquired eleven records management businesses compared to one records management business during the first nine months of 1995. As a result of the Company's acquisition activity, gross profit and EBITDA margins were lower for the first nine months of 1996 compared to the same period for the prior year. The decrease was primarily attributable to the acquired businesses initially being less operationally efficient than the Company and that expected margin increases are generally not realized immediately.

Liquidity and Capital Resources

In February 1996, the Company raised $33.3 million, net of underwriting discounts and commissions and associated costs, in an initial public offering of the Company's common stock (the "Offering"). The net proceeds from the Offering were used to retire a redeemable put warrant, to fund acquisitions, to repay debt that had been incurred to make acquisitions and for working capital.

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of acquisitions; growth-related capital expenditures, including racking systems, information systems and improvements to existing facilities; and customer acquisition costs. Cash paid for these investments during the first nine months of 1996 amounted to $45.6 million, $17.4 million and $1.3 million, respectively. These investments have been primarily funded through a portion of the net proceeds of the Offering, cash flows from operations and borrowings under the Company's principal credit agreement.

                           IRON MOUNTAIN INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)



During the nine months ended September 30, 1996, the Company generated $10.6 million in net cash from operations compared to $12.9 million for the same period in 1995. The decrease in net cash provided by operations resulted from a $4.2 million increase in accrued expenses, primarily related to the timing of certain interest payments, for the first nine months of 1995 compared to a $0.2 million increase for the same period in 1996 and other changes in working capital accounts, which were partially offset by a $4.4 million increase in EBITDA and a decrease in prepaid expenses.

Net cash provided by financing activities was $56.0 million for the nine months ended September 30, 1996, consisting primarily of the net proceeds from the Offering of $33.3 million and increased indebtedness of $60.5 million offset by the repayment of certain indebtedness of $30.4 million and the retirement of the put warrant for $6.6 million.

On September 30, 1996, the Company entered into a new $100.0 million revolving credit facility (the "New Credit Facility"). The availability of the New Credit Facility was conditioned upon, among other things, the Company receiving at least $125.0 million from the issuance of its senior subordinated notes. The New Credit Facility is a five year revolving credit facility maturing on September 30, 2001.

On October 1, 1996, the Company successfully completed the sale of $165.0 million of 10-1/8% Senior Subordinated Notes due 2006. The net proceeds to the Company were $160.1 million after underwriting discounts and commissions. The net proceeds of the sale of the Notes, after payment of related expenses, were used to repay outstanding bank debt under the existing credit agreement, the Chrysler Notes and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of the outstanding bank debt, the Chrysler Notes and certain other indebtedness, the Company expects to incur an extraordinary charge, net of related tax benefit, of approximately $2 million during the fourth quarter of 1996. The charge consists of, among other things, a prepayment penalty and the write-off of deferred financing costs and original issue discount. This charge, when recorded, will not impact the Company's EBITDA.

As a result of the aforementioned receipt of proceeds from the sale of the Notes and the repayment of certain indebtedness, the New Credit Facility became available on October 1, 1996. As of November 8, 1996, the Company had $91.0 million available under the New Credit Facility.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit                   Description
     ------    -----------------------------------------------
       10      Credit Agreement, dated as of September 30, 1996, among the
               Company, the lenders party thereto and The Chase Manhattan Bank, as Agent.

       11      Statement re: Computation of Per Share Earnings

       27      Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            IRON MOUNTAIN INCORPORATED



November 14, 1996                   By:     /s/ Jean A. Bua
-----------------                        --------------------------
     (date)                              Jean A. Bua
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)