Form 10-K
period 1996-12-31
IRON MOUNTAIN INC /DE
filed 1997-03-28
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1996
                                          OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number 0-27584

                           IRON MOUNTAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

                      Delaware                      04-3107342
                  (State or other                (I.R.S. Employer
                    jurisdiction                Identification No.)
                 of incorporation)

                 745 Atlantic Avenue
                     Boston, MA                        02111
                (Address of principal                (Zip Code)
                 executive offices)

                                  617-357-4455
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.01 par value ("Common Stock")

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 1997, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $132,852,724 based on the closing price on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") on such date.

               Number of shares of the registrant=s
                 Common Stock at March 21, 1997: 9,684,419

               Number of shares of the registrant's
                 Non-Voting Common Stock
                 at March 21, 1997: 454,590



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed on or before April 30, 1997, are incorporated by reference into Part III.

                                  IRON MOUNTAIN INCORPORATED

                                 1996 FORM 10-K ANNUAL REPORT

                                       Table of Contents

                                           PART I
                                                                                         Page
Item 1.        Business....................................................................  1
Item 2.        Properties.................................................................. 19
Item 3.        Legal Proceedings........................................................... 20
Item 4.        Submission of Matters to a Vote of
                  Security Holders......................................................... 21

                                           PART II

Item 5.        Market for the Registrant's Common
                  Stock and Related Stockholder Matters.................................... 23
Item 6.        Selected Consolidated Financial and Operating Information................... 24
Item 7.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................................... 26
Item 8.        Financial Statements and Supplementary Data................................. 37
Item 9.        Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure..................................................... 61

                                          PART III

Item 10.       Directors and Executive Officers of the
                  Registrant............................................................... 62
Item 11.       Executive Compensation...................................................... 62
Item 12.       Security Ownership of Certain Beneficial
                  Owners and Management.................................................... 62
Item 13.       Certain Relationships and Related
                  Transactions............................................................. 62

                                           PART IV

Item 14.       Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.................................................. 63

                                     PART I

  Item 1.  Business

  (a)  Development of Business.

         Iron Mountain Incorporated ("Iron Mountain" or the "Company," which terms include its consolidated subsidiaries unless the context indicates otherwise) is America's largest records management company, as measured by its revenues in the United States. Iron Mountain is a full-service provider of records management and related services, enabling customers to outsource data and records management functions. As of December 31, 1996, Iron Mountain managed approximately 30.6 million Cartons1 in 109 records centers in 33 markets nationwide. Iron Mountain has a diversified base of over 23,000 customer accounts, which includes more than half of the Fortune 500 and numerous legal, banking, healthcare, accounting, insurance, entertainment and government organizations. Iron Mountain provides storage and related services for all major media, including paper (which is the dominant form of records retention and which has accounted for approximately 85% of Iron Mountain's revenues since 1992), computer disks and tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services include filing, retrieval and destruction of records, courier pick-up and delivery, database management and customized reporting. Iron Mountain also sells storage materials and provides consulting and other records-related services.

         Iron Mountain's operations date to 1951, when a corporate predecessor commenced storage operations. The current Iron Mountain was incorporated in Delaware in 1990.

         As part of its growth strategy, since mid-1994, the Company has acquired 27 records management businesses, 20 of which have been consummated since January 1, 1996 (the "Recent Acquisitions"), and has entered into definitive agreements to acquire two additional records management businesses (the "Pending Acquisitions," and, together with the Recent Acquisitions, the "Acquisitions"). See "Description of Business--Recent and Pending Acquisitions" and "Growth Strategy."

         On February 19, 1997, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Safesite Records Management Corporation ("Safesite") providing for the merger of a wholly owned subsidiary of Iron Mountain with Safesite (the "Merger"). Safesite provides a full range of records storage and management services and data protection services for more than 7,000 customers in 14 markets, all of which are among the top 30 U.S. markets. Ten of these markets overlap with current Iron Mountain operations, while four represent new markets.

--------
  1 The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of Cartons stored does not include storage volumes in Iron Mountain's vital records and data protection services.

         Under the Merger Agreement, Iron Mountain will acquire all of Safesite's outstanding capital stock for approximately $62 million, which will be paid in the form of Iron Mountain's Common Stock, par value $.01 per share (the "Common Stock"), and immediately exercisable options to acquire shares of Common Stock, to be valued at approximately $50 million, and approximately $12 million in cash. The number of shares of the Common Stock will be determined based on the average market price for the 20 trading days ending three trading days before the closing, subject to a floor of $26.00 and a ceiling of $31.00. Accordingly, if such average price is less than $26.00 or greater than $31.00, the number of shares of Common Stock and immediately exercisable options to acquire Common Stock to be issued in the Merger will be based on a price of $26.00 or $31.00, as the case may be, and Iron Mountain would issue 1,919,615 or 1,610,000, as the case may be, shares of Common Stock and shares underlying immediately exercisable options to acquire Common Stock. The Merger has been structured to be a tax-free reorganization.

          Although the Company believes the consummation of the Merger is probable, no assurances can be given that the Merger will occur or occur in the foregoing manner. The Merger, which is expected to close in the second quarter of 1997, is subject to various conditions to closing, including but not limited to, regulatory approvals, third-party consents and a Safesite stockholder vote. Certain major stockholders of Safesite have agreed to vote in favor of the Merger and other related matters.

         In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its record management facilities in South Brunswick, New Jersey. Approximately 1.0 million of the 1.2 million Cartons stored at these facilities were destroyed. The fires are believed to be caused by arson and are under investigation by local, state and federal authorities. The affected facilities account for only two of Iron Mountain's 117 facilities nationwide (as of March 21, 1997), and represented less than three percent of revenues and less than two percent of earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA") for 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a more detailed description of such casualty and its anticipated impact on Iron Mountain.

  (b)  Description of Business.

  The Records Management Industry

         Overview. Based on publicly available information, organizations in the United States generate an estimated four trillion documents each year. Many of these documents must be retained and available for reference for many years. These records may be generally divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization which originated them to ensure ready availability.

         Inactive records are the principal focus of the records management industry. Inactive records consist of those records which are not needed for immediate access but which must be retained for legal reasons or regulatory compliance or for occasional reference in support of ongoing business operations. Based on industry studies, Iron Mountain believes that inactive records make up approximately 80% of all records.

         Growth of Market; Outsourcing. Iron Mountain believes that the volume of inactive records is increasing for a number of reasons, including: (i) the rapid growth of inexpensive document-producing technologies such as facsimile, desktop printing and computer networking; (ii) increased regulatory requirements; (iii) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation; (iv) the high cost of reviewing records and deciding whether to retain or destroy them; and (v) the failure of many entities to adopt or follow policies on records destruction. Despite the growth of new "paperless" technologies, such as the Internet and e-mail, management believes that stored information remains predominantly paper-based and that such technologies have promoted the creation of hard copies of such electronic information.

          Iron Mountain believes that the records management industry will gain a growing share of this increased volume as more large organizations make the strategic decision to outsource their records management as part of a growing trend to outsource a wide variety of functions that can be performed more cost-effectively by third parties, though there can be no assurance in this regard. Records management companies can offer occupancy and labor cost reductions while at the same time providing greater levels of service than are typically available in-house.

         Highly Fragmented Industry. Most records management companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving company. According to PRISM International, a trade group with approximately 525 members (formerly known as the Association of Commercial Records Centers), as of January 1994 (the latest date for which such information is available), approximately 2,600 firms offered records storage and management services in the United States. Iron Mountain believes that there are only a few national providers in the industry (including Iron Mountain and Safesite) and that the rest are regional or, in most instances, single-city operators.

         Increasing Industry Consolidation. Iron Mountain believes that there is a trend towards consolidation in the records management industry and that it will continue because of the industry's capital requirements for growth, customer demands for more sophisticated technology solutions, a trend for certain large customers to contract with one vendor in multiple cities and opportunities to achieve economies of scale.

         The records management business requires significant up-front capital investment for real estate, racking systems and management information technology. Economies of scale available in these areas can reward larger initial capital investments by reducing per unit storage costs. However, such economies of scale are only realized once a facility begins storage operations and fills available capacity. Thus, larger companies with both access to capital and the ability to quickly fill a new facility enjoy a competitive cost advantage, thereby putting pressures on smaller competitors.

  Financial Characteristics of Iron Mountain's Business

         Iron Mountain's records management business has the following financial characteristics:

  [bullet] Recurring Revenues. Iron Mountain derives a majority of its revenues from fixed periodic (usually monthly) fees charged to customers for storage of records. Storage revenues have grown for 32 consecutive quarters and have represented approximately 60% of Iron Mountain's total revenues in each of the last five years. Once a customer places a record in storage with Iron Mountain and until that record is destroyed or permanently removed (for which Iron Mountain typically receives a service fee), Iron Mountain receives recurring payments of fixed periodic fees without incurring additional labor or marketing expenses or significant capital costs. The stable and growing storage base also provides the foundation for increases in revenues and EBITDA from service activities and sales of storage materials.

  [bullet] Historically Non-Cyclical Business. Iron Mountain has not experienced a reduction of its business as a result of past general economic downturns, although there can be no assurances that this would be the case in the future. Management believes that the outsourcing of records management may accelerate during economic downturns as companies focus on reducing costs through outsourcing non-core operating functions. In addition, management believes that companies that have outsourced records management are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving records management in-house.

  [bullet] Inherent Growth from Existing Customers. Iron Mountain's customers have on average generated additional Cartons at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1992 through December 31, 1996, net Cartons from existing customers grew at an average annual rate of 6.5%. Iron Mountain believes the consistent growth of its storage revenues is the result of a number of additional factors, including: (i) the trend toward increased records retention; (ii) customer satisfaction with Iron Mountain's services; and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of records management services.

  [bullet] Diversified and Stable Customer Base. Iron Mountain has over 23,000 customer accounts in a variety of industries. Iron Mountain currently provides services to more than half of the Fortune 500 and numerous legal, banking, healthcare, accounting, insurance, entertainment and government organizations. Only one of Iron Mountain's customers accounted for more than 3% of revenues in each of the years from 1993 through 1996. From January 1, 1992 through December 31, 1996, average annual permanent removals of Cartons represented only approximately 4% of total Cartons stored.

  [bullet] Capital Expenditures Related Primarily to Growth. Iron Mountain's business requires limited annual maintenance capital expenditures. Maintenance capital expenditures were $1.2 million, $0.9 million and $1.1 million in 1994, 1995 and 1996, respectively. From 1992 to 1996, over 90% of Iron Mountain's aggregate capital expenditures were growth-related investments, primarily in racking systems, new buildings and leasehold improvements, equipment for new facilities, management information systems and facilities restructuring. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and EBITDA.

  Recent and Pending Acquisitions

         Since mid-1994, the Company has been pursuing a growth strategy, which has resulted in the acquisition of 27 records management businesses during such period. In addition to the Merger, the Company has one additional Pending Acquisition.

         The total purchase price of the Recent Acquisitions was approximately $87.1 million (not including contingent payments of up to $4.8 million based upon the achievement of certain revenue targets during 1997 and 1998), and the total purchase price of the Pending Acquisitions is approximately $75.0 million. The Recent Acquisitions represent in the aggregate total annual revenues of approximately $37.3 million, and the Pending Acquisitions represent total annual revenues of approximately $24.1 million (calculated in each case by reference to the revenues of each such acquired business during the year ended December 31, 1996, which calculation includes an estimate of total revenues for the portion of 1996, if any, during which any such acquired business was included in the Company's results of operations).

         Giving effect to the Recent Acquisitions consummated after January 1, 1997 and the Pending Acquisitions, as of December 31, 1996, the Company operated 141 record centers in 40 markets nationwide, servicing over 30,000 customers.

         The following table presents certain information for each acquisition completed since mid-1994.


                                                                  Principal
                                                                 State(s) of       Completion
Acquisitions                                                      Operation           Date
------------                                                      ---------           ----
1994 Acquisitions
Data protection service business of Media Management Group,
Inc............................................................  Connecticut      June 1994
Data protection service business of Digital Equipment
Corporation....................................................  Massachusetts    July 1994
Storage and Retrieval Concepts, Inc............................  Ohio             October 1994

1995 Acquisitions
National Business Archives, Inc................................  Maryland         March 1995
DataFile Services, Inc.........................................  Texas            October 1995
Brooks Records Center, Inc.....................................  Delaware         December 1995
Data Management Business Records Storage, Inc..................  Georgia          December 1995

1996 Acquisitions
Nashville Vault Company, Ltd...................................  Tennessee        January 1996
Florida Data Bank, Inc.........................................  Florida          January 1996
DataVault Corporation..........................................  Massachusetts    February 1996
Data Storage Systems, Inc......................................  California       March 1996
Brambles CRC, Inc..............................................  Ohio and         April 1996
                                                                 Kentucky
Records management business of Output Technologies
  Central Region, Inc........................................    Missouri         May 1996
Records management business of The Fortress Corporation........  Massachusetts    July 1996
                                                                 and Florida
Data Archive Services, Inc. and Data Archive Services of
Miami, Inc.....................................................  Florida          August 1996
DKA Industries, Inc. (d/b/a/ Systems Record Storage)...........  Florida          August 1996
International Record Storage and Retrieval Service, Inc........  New Jersey       September 1996
Security Archives Corporation..................................  California       September 1996
Data Storage Company, Inc. (d/b/a DataSafe)....................  Tennessee        October 1996
Dial-A-File Storage, Inc.......................................  Florida          October 1996
Mohawk Business Record Storage, Inc............................  Minnesota        November 1996
Magnetic Archives, Inc.........................................  Colorado         November 1996
Deliverex of Broward...........................................  Florida          November 1996

1997 Acquisitions
Security Archives II, Inc. and Security Archives of MSP, Inc...  Minnesota        February 1997
Records management business of Wellington Financial Services,
Inc. (d/b/a Michigan Data Storage, Michigan Safe Deposit
and The Depository)............................................  Michigan         February 1997
Data Recovery Services, Inc....................................  Florida          February 1997
CBD Security Archives, Inc.....................................  Louisiana        March 1997
                                                                 and Texas

                                      -6-

         The closings of the Pending Acquisitions are subject to various conditions and no assurance can be given that either Pending Acquisition will be completed.

  Growth Strategy

         Iron Mountain's growth strategy is to expand aggressively in existing and new markets through increased business from existing customers, additions of new customers and acquisitions. Iron Mountain's goal is to be one of the largest records management companies in each of its markets. In addition, through its growth strategy, Iron Mountain seeks to attain increasing economies of scale in order to provide high-quality service at competitive prices.

         The following table sets forth Iron Mountain's approximate growth in Cartons stored by existing customers, new customers and as a result of acquisitions for the three years ended December 31, 1994, 1995 and 1996.

                          Cartons Added to Storage (1)
                                  (In millions)

                                                            Year Ended December 31,
                                                      ---------------------------------
                                                      1994           1995          1996
                                                      ----           ----          ----

  Cartons at Beginning of Period..................    15.5          17.7           23.3
                                                      ====          ====           ====

  Additions from Existing Customers
    Gross Cartons Added...........................     2.6           2.5           3.3
    Cartons Deleted:
        Destructions..............................    (0.9)         (1.0)         (1.1)
        Permanent Removals........................    (0.6)         (0.6)         (0.9)
                                                      ----          ----          ----
  Net Carton Growth from Existing Customers.......     1.1           0.9           1.3
  Additions from New Customers....................     1.0           1.4           1.4
  Additions from Acquisitions.....................     0.1           3.3           4.6
                                                       ---           ---           ---
  Total Carton Additions..........................     2.2           5.6           7.3
                                                       ===           ===          ====
  Percentage Increase.............................      14%           32%           31%

  (1) Excludes storage volumes attributable to the Company's vital records services and data protection services.

         Growth from Existing Customers. Existing Iron Mountain customers have contributed to storage and services revenue growth because they have on average generated additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, Iron Mountain seeks to maintain high levels of customer retention by providing premium customer service through its decentralized customer support staff.

         The local customer support staff, working in conjunction with the corporate staff, is also responsible for marketing additional services to existing customers, including records tracking, indexing, customized reporting, vital records management and records management consulting services.

         Additions of New Customers. Iron Mountain's direct sales force is dedicated solely to establishing new account relationships and draws on Iron Mountain's national marketing organization and senior management. New customer sales efforts have resulted in the addition of more than 900 new customer accounts in each of the years 1993 through 1995 and over 1,200 new customer accounts in 1996.

         Iron Mountain segments its market into large volume accounts (typically over 10,000 Cartons) and standard accounts. As of December 31, 1996, large volume accounts represented more than half of the total Cartons stored. The two segments differ in complexity of service and technology needs, purchasing behavior and purchasing leverage. Iron Mountain employs different database marketing techniques, program design features and pricing structures to meet the needs of each segment. In recent years Iron Mountain's large volume account segment has grown rapidly, driven by strategic outsourcing initiatives and Iron Mountain's marketing efforts. In 1994, 1995 and 1996, large volume accounts represented 70%, 76% and 66% respectively, of the additions of Cartons from new customers.

         Growth through Acquisitions. Iron Mountain has had a successful record of acquiring and integrating smaller records management companies. From 1990 through 1994, Iron Mountain completed five acquisitions. In order to capitalize on industry consolidation, Iron Mountain in mid-1994 adopted a more active acquisition strategy and implemented changes in its management, systems and financial infrastructure, including the consummation of a public offering of its Common Stock in January 1996 to execute such strategy. Since June 1994, Iron Mountain has acquired 27 companies and has entered into definitive agreements to acquire two more.

         Iron Mountain currently operates in 36 markets nationwide and intends to continue to make fold-in acquisitions in existing markets and to make strategic acquisitions in new geographic markets, with an emphasis on the 50 largest markets in the United States. Iron Mountain's corporate development staff is engaged in an ongoing review of acquisition candidates. Management believes that Iron Mountain is well-positioned to participate in the further consolidation of the records management industry.

         Iron Mountain seeks to expand its national presence, size and customer base through new-market acquisitions. Management believes that the high start-up costs of commencing operations make acquisitions an attractive means of entering new markets. Iron Mountain seeks to acquire records management companies in markets where management believes there is the potential for growth. Within such markets, Iron Mountain uses a variety of criteria to evaluate acquisition candidates, including the capacity and condition of existing storage facilities, past and current operating performance and revenues and the experience and depth of existing management.

         Iron Mountain believes that it can use its expertise and central administrative organization to leverage the acquisition candidate's local market presence, promoting the development of underperforming facilities and enhancing the value of the local assets. Iron Mountain believes that its new-market acquisition strategy could have a number of benefits, including:
  (i) continued growth in revenues and EBITDA and diversification across a greater number of markets; (ii) introduction of Iron Mountain's efficient storage, labor, transportation and other operating efficiencies into new markets; (iii) the increased utilization of efficiencies available through Iron Mountain's central administrative and management information functions;
  (iv) increased market awareness of Iron Mountain's national scope and presence; and (v) increased overall scale, which should broaden the range of and facilitate Iron Mountain's capital-raising activities.

         Iron Mountain also intends to continue to make fold-in acquisitions to augment its operations in existing markets. Iron Mountain's goal in its existing markets is to exploit economies of scale while maintaining high quality service. Following a new-market acquisition, Iron Mountain seeks to increase its business with the acquired customer base and to supplement that growth with new customers and, potentially, with appropriate fold-in acquisitions so that Iron Mountain may benefit from economies of scale.

  Premium Service Strategy

         Organizations selecting a provider of records management services consider a number of factors in addition to price. Management believes that Iron Mountain is a "premium" brand in the marketplace based upon its reputation for reliability, customer-oriented organization, investment in technology and national operating presence. Iron Mountain seeks to exploit its strengths in each of these areas to maintain customer relationships and to attract new customers.

         Reputation for Reliability. Iron Mountain believes it has a reputation for reliability based on its more than 45 years of operations, the continuity and depth of its management, its successful historical growth, the quality and diversity of its customer base which includes more than half the Fortune 500, its technological capabilities and its size and financial resources.

         Customer-Oriented Organization and Locally Responsive Management. Iron Mountain has developed a decentralized, local management structure that brings significant management experience and stability to local markets and allows Iron Mountain to respond directly, effectively and flexibly to customers. Broad operating authority is delegated to regional Vice Presidents and local managers. In pursuing its acquisition strategy, Iron Mountain seeks to capitalize upon the experience and strengths of existing management. In addition, all full-time union and non-union employees participate in incentive-based compensation programs that provide payments based on profits or attainment of specified objectives for the unit in which they work. Iron Mountain believes that the experience, stability and commitment of its regional and local management is integral to its ability to provide superior customer service and maximize growth potential.

         Investment in Technology. Iron Mountain has invested $16.3 million in technology since 1992 in order to provide faster and more flexible solutions for its customers and to enhance the quality and lower the costs of its own operations. Iron Mountain believes that its technological capabilities, especially its Safekeeper system, are a significant tool in attracting new customers. Iron Mountain plans to continue to invest in its proprietary technologies in the future. See "Technology and Development; Information Systems."

         National Operating Presence. Iron Mountain believes it is one of only a few records management companies with a national operating presence (including Safesite). Traditionally, the purchase decision for large multi-site customers has been made at the local level. Recently, however, Iron Mountain has found that certain large organizations have sought to obtain operating and economic efficiencies by outsourcing a significant portion of their records management functions with a single records management company. Iron Mountain seeks to use its national operating presence to compete for such large multi-site customer accounts.

  Low-Cost Operating Strategy

         Iron Mountain pursues a low-cost operating strategy based primarily on achieving economies of scale in the areas of storage, labor and transportation, general and administrative functions and management information systems. Iron Mountain believes that it is one of the few records management companies with the size and resources to realize significant economies of scale in these areas.

         Storage Costs. Because occupancy costs are a major component of Iron Mountain's cost of sales, reducing per Carton storage costs is a primary strategic goal of Iron Mountain and its real estate management staff. Iron Mountain seeks to minimize per Carton storage costs by: (i) designing racking systems and operating space to maximize facility storage efficiency; (ii) negotiating favorable facility leases and having facilities built to its custom specifications; and (iii) leasing larger facilities, which, when filled, are less expensive per Carton to operate. Since 1991, Iron Mountain has acquired or leased 11 custom-designed records management facilities. The average Carton density (the ratio of standard Carton storage capacity to total square feet of floor space) of these facilities is approximately twice that of Iron Mountain's overall average Carton density.

         Labor and Transportation Efficiency. Iron Mountain has made significant investments in computer technologies for its service operations, resulting in greater efficiencies. In addition, by increasing its operations and customer base in a local market area, Iron Mountain seeks to maximize its courier delivery fleet usage and to increase delivery and routing efficiencies.

         Iron Mountain's incentive structure has also contributed to labor efficiency. Each of Iron Mountain's full-time employees participates in incentive compensation programs based upon achievement of specific operating targets designed to integrate the objectives and performance of records management facility employees and managers. For the year ended December 31, 1996, Iron Mountain's employees earned incentive compensation in an amount equal to approximately 12.0% of the base wages paid by Iron Mountain.

         General & Administrative and Management Information Systems Efficiencies. Iron Mountain's corporate staff provides support to local management in the areas of acquisitions, marketing, facility acquisition and leasing, racking system purchasing, finance and accounting and human resource management. In addition, Iron Mountain's corporate staff is responsible for the design and support of all records management technology. Iron Mountain believes that central support in these areas provides local managers with competitive advantages over smaller, local competitors and results in significant economies of scale.

  Technology and Development; Information Systems

         Iron Mountain pioneered the application of advanced information technology to the records management industry. Iron Mountain's proprietary Safekeeper system provides advanced inventory control and information access, enabling Iron Mountain to provide faster, higher quality and more flexible solutions to its customers and to lower the costs of its operations. Iron Mountain's Safekeeper system exploits bar-code technology to provide inventory integrity and a comprehensive, standardized approach to tracking, accessing and retrieving records. Safekeeper offers state-of-the-art records management capabilities and ease of access to customers while featuring security functions to protect customer information from unauthorized access. The system coordinates inventory control, order entry, billing, material sales, service activity, accounts receivable and management reporting, and features system-driven quality assurance and error-prevention. Since 1992, Iron Mountain has invested $16.3 million to develop and refine its management information systems, including Safekeeper.

         Safekeeper is built on an open systems architecture which is fully portable and can be implemented in small processing environments with several users and in large processing environments with hundreds of users. This allows Iron Mountain a substantial measure of flexibility and vendor independence, and reduces the risk of technological obsolescence.

         Safekeeper has improved Iron Mountain's customer support and operating efficiency in the following ways:

  [bullet] Acquisition System Integration. Safekeeper has been designed to easily and effectively integrate newly acquired records management companies and offer improved levels of customer service and records management capabilities to customers acquired through acquisitions. The critical components of integrating acquisition systems are the abilities to match the acquired company's carton identifiers, location identifiers, records descriptive data, and billing data. Safekeeper is designed with flexible, comprehensive capabilities in each of these areas. Consequently, an acquired company's inventory can be converted to Safekeeper without having to relabel cartons or reset and relabel inventory locations. The customers of the acquired company retain their records data and receive similar billing rate structures. In addition, acquisition customers experience minimal disruption during integration and, after conversion, gain access to advanced records management and information access capabilities. Safekeeper utilizes a suite of conversion routines to automate the conversion process and effectively translate customer and inventory information.

  [bullet] Storage Efficiency. Safekeeper enables Iron Mountain to maximize the efficient use of storage space at its facilities. When cartons are added or returned to storage, Safekeeper identifies available space and the location of the customer's other records at the facility. Because there is a continual flow of cartons into and out of Iron Mountain's facilities, Safekeeper also permits facility operators to utilize space that becomes available as soon as cartons are removed. Safekeeper can pinpoint the location of any carton, enabling facility operators to quickly determine the optimal location for new or returning cartons.

  [bullet] Inventory Integrity. Bar-coding and scanning are used to track a carton or a record throughout its life cycle at Iron Mountain. Safekeeper identifies inventory discrepancies during the order processing cycle and forces their resolution before they affect the customer. This forced discrepancy resolution means that errors must be resolved before an order can be closed; until the order is closed, billing cannot be processed. Management believes that this system-driven quality assurance is a significant advantage over the "best efforts" approach used by most of its competitors.

  [bullet] Customer Information Access. Customers can access their records management data through a variety of formats, including direct access via Safekeeper Online, access on their own PCs via Safekeeper Desktop, integration of their internal system with Safekeeper via automated file transfers and paper reports. Safekeeper Online enables a customer to place orders directly via online access, resulting in efficiencies for Iron Mountain order processing. It features robust querying and searching tools to enable customers to identify records with only partial information. Safekeeper Desktop is a PC application, run from customers' desktop or network PCs; it provides customers with an entire set of records management data along with user-friendly tools for querying, reporting, and editing. Safekeeper's suite of file transfers enable customers to automatically transfer records data and service requests from their internal system to Safekeeper. The paper reports include inventory detail and summary, service activity analysis, quality assurance, and management review.

  [bullet] Records Management Flexibility. Safekeeper offers full life-cycle records management, from file creation to destruction, enabling each customer to establish schedules for records retention and destruction as dictated by the customer's specific needs. Safekeeper can flexibly accommodate large or small amounts of records management data in accordance with customer requirements. A series of customer-specific features and options allows Iron Mountain to tailor the records management functionality and reporting to the customer's needs.

  [bullet] Security. Safekeeper incorporates strict security protocols and procedures for all customers to prevent unauthorized access to a client's records information. Advanced security features that can automatically restrict access by departmental identification and/or type of service request are available to customers that are internally set up to provide this information.

         In addition to Safekeeper, Iron Mountain's data protection services facilities utilize Iron Mountain's Media LinkJ software, a state-of-the-art media management system which provides integrated bar-code tracking and electronic data interface between customer and Iron Mountain facilities, as well as audit trail and remote inventory query functionality. Iron Mountain plans to continue to invest in its proprietary technologies in the future in order to enhance its customer service as well as to increase its own operating efficiency.

  Description of Iron Mountain Records Management Services

         Iron Mountain's records management services consist primarily of the storage operations for the management of hard copy documents. These and related services and products sold have, since 1992, accounted for approximately 85% of Iron Mountain's revenues. The balance of Iron Mountain's revenues come from the storage and service of vital records and data protection, consulting and other services.

         Storage Operations. Storage revenues accounted for approximately 60% of revenues in each of Iron Mountain's last five fiscal years. Storage charges are generally billed monthly on a per storage unit basis (usually either per unit or per cubic foot of records) and include the provision of space, racking, computerized inventory and activity tracking, physical security, environmental and climate control and fire protection.

         The storage of a carton begins by issuing Safekeeper bar-coded labels to the customer. The customer packs records in cartons and affixes the bar-coded label to each carton. Customer personnel and the Iron Mountain driver conduct a physical count of the cartons and the driver signs for the cartons, which are then transported to the records management facility. Upon delivery to the facility, the cartons are subjected to a second physical count. The cartons are delivered to available space identified by Safekeeper and the bar-coded information is scanned into the computer together with a bar-coded location identifier. At the same time, a computer operator enters the customer's data describing the stored material into the computer and the system confirms that the cartons sent match the data entered in the computer. Under Iron Mountain's computer control system, the order can only be closed out when all requisite steps and checks have been completed and counts and locations have been reconciled.

         Service and Courier Operations. Principal services include adding cartons to storage, temporary removal of files or cartons from storage, refiling of removed records, permanent withdrawals from storage and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The Safekeeper system controls the service processes from order entry through transportation and invoicing.

         Courier operations consist primarily of the pickup and delivery of records upon customer request. Courier delivery schedules can be tailored to fit customers' needs, but generally customer orders received by 4:00 p.m. on a business day are delivered the following business day. Iron Mountain also provides same-day and immediate delivery during business hours and emergency delivery at night and on weekends and holidays. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly as incurred. Iron Mountain currently utilizes a fleet of approximately 300 owned or leased delivery vehicles.

         Vital Records Services. Vital records contain critical or irreplaceable data such as master audio and video recordings, film, software source code and other highly proprietary information. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. Iron Mountain's charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage functions. Iron Mountain provides the same ancillary services for vital records as it provides for its other storage operations.

         Data Protection Services. Data protection services consist of the storage, backup and archiving of computer media as part of corporate disaster and business recovery plans. Computer tapes, cartridges and disk packs are transported off-site by Iron Mountain's courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. This process is managed by Iron Mountain's Media Link software, a state-of-the-art media management system which provides integrated bar-code tracking, electronic data interface between the customer and Iron Mountain's facilities as well as audit trail and remote inventory query functionality. Iron Mountain also manages tape library relocation and supports disaster recovery testing and execution.

         Additional Services and Products. Iron Mountain offers a variety of additional services, which customers may request or contract for on an individual basis. These services include performing records inventories, packing records into cartons or other containers, computerized indexing of files and individual documents, developing schedules for the retention and destruction of records and records management consulting services. Iron Mountain also sells a full line of specially designed corrugated cardboard, metal and plastic storage containers.

         Iron Mountain provides professional consulting services to large customers, enabling them to develop and implement comprehensive records management programs. Iron Mountain's consulting business draws on Iron Mountain's experience in records management to analyze the practices of such companies and assist them in creating more effective programs of records management. Iron Mountain's consultants work with such customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

         In addition to its historical focus on the management of inactive records, Iron Mountain has recently begun to provide services for the management of active records. Iron Mountain can provide these services, which generally include document and file processing and storage, both off-site at its own facilities and by supplying its own personnel to perform management functions on-site at the customer's premises. Iron Mountain sees active records management as a potential source of future revenue growth for Iron Mountain, although there can be no assurance in this regard.

  Potential International Investments

         Iron Mountain may consider capitalizing upon its expertise in the records management industry by making investments in records management businesses outside the United States. From time to time, Iron Mountain has had discussions concerning such investments. Such investments, if consummated, would be subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of countries in those areas, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors. At this time, there can be no assurance as to whether any such investment will be made or, if made, will be successful in achieving its objectives.

  Customers

         Iron Mountain's customer base is diversified in terms of revenue and industry concentration. Iron Mountain currently has over 23,000 customer accounts. Iron Mountain considers each invoice it delivers to its customers a separate customer account and, accordingly, an organization which receives more than one invoice represents multiple customer accounts. The chart below shows, as of June 1994, the relative amounts of revenue attributable to certain business sectors.

  [Graphic omitted: Graphic contains a pie chart showing the relative amounts of revenue by percentage attributable to certain business sectors as of June 1994. Such percentages are as follows:

                        Other                           19%
                        Legal Services                  16%
                        Depository Institutions         14%
                        Health Care                     10%
                        Other Financial Institutions    10%
                        Professional Services            7%
                        Government                       6%
                        Insurance Companies              8%
                        Manufacturing                    4%
                        Retail                           4%
                        Entertainment                    2%   ]

         Iron Mountain services accounts of all sizes, from small businesses and professional groups to over half of the Fortune 500. Other than the Resolution Trust Corporation (the "RTC") or its successor, the Federal Deposit Insurance Corporation (the "FDIC"), which accounted for 6.3%, 4.8% and 3.5% of Iron Mountain's revenues for the years ended December 31, 1994, 1995 and 1996, respectively, no account or related set of accounts generated more than 3% of Iron Mountain's revenues during any such period.

         Iron Mountain's contract with the FDIC, as successor under the contract to the RTC, was renewed effective July 27, 1996 for a one-year term, with three further annual renewal options at the election of the FDIC. Although the substantial costs of removing its records from Iron Mountain's facilities may act as a disincentive to the FDIC to select another vendor, there can be no assurance that the contract will be further renewed or that the terms of such renewal will be as favorable to Iron Mountain as the terms of the current contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

  Marketing and Sales

         Iron Mountain uses database marketing and a dedicated sales force to focus exclusively on new business development. A corporate marketing organization provides sales support, training, marketing communications and product management as support functions. The program has successfully produced over 900 new customer accounts in each of the years 1993 through 1995, and over 1,200 new customer accounts in 1996. The selling effort is bolstered by regional and senior managers focused on key account selling.

  Employees

         A key feature of Iron Mountain's operating strategy is its decentralized management structure and reliance on local management operating in local business environments. Iron Mountain's current operations are divided into four areas, each headed by a senior executive, comprising twelve local management regions to maximize marketing and operating effectiveness and to minimize supervisory costs. The management regions, each of which is managed by a Vice President, are currently further divided into a total of 36 markets, each managed by a General Manager. The Vice Presidents and General Managers have broad operating authority. Iron Mountain's headquarters staff performs a variety of central administrative and support functions in order to maximize the time and resources that local personnel can devote to customer service and client development.

         Iron Mountain had approximately 1,456 full-time employees as of December 31, 1996, of whom approximately 90% are employed at the district level, 8% at the corporate level and the balance at the area and regional levels.

         Approximately 11% of Iron Mountain's employees are represented by various Teamsters Union locals under four different agreements. Two of these agreements, representing approximately 150 employees, have expired and are currently under negotiation. Based on its prior experience with the six union locals involved in these negotiations, Iron Mountain expects that it will enter into new agreements on satisfactory terms. The remaining two contracts expire in 1999. In addition, in two of Iron Mountain's facilities, an election, subject to National Labor Relations Board regulations, was held on June 20, 1996. A majority of the approximately 40 employees voted for representation by a Teamsters Union local. Iron Mountain is currently in negotiations with the union local.

         All non-union employees are eligible to participate in Iron Mountain's benefit programs, which include medical, dental, life, short and long-term disability and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time union and non-union employees participate in some form of incentive-based compensation program that provides payments based on profits, collections, or attainment of specified objectives for the unit in which they work. Management believes that Iron Mountain has good relationships with its employees and unions.

  Competition

         Iron Mountain competes with a few other national companies, one of which is Safesite, which will be acquired by Iron Mountain if the Merger is consummated, as well as a large number of local and regional concerns. Iron Mountain believes that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology, and believes that it generally competes effectively based on these factors. Management believes that, except for Pierce Leahy Corp., all of these competitors have records management revenues significantly lower than those of Iron Mountain. To accommodate growth, a records management vendor must invest in incremental storage capacity, which requires added warehouses, racking systems, and related equipment including computer systems capable of tracking increasingly large inventories. The amount of such investment is significant relative to the immediate return that can be realized, and the faster a vendor grows, the more capital is required. As a result, the industry trend toward consolidation will, in management's opinion, continue. In addition, Iron Mountain faces competition from the internal document handling capability of its current and potential customers. There can be no assurance that these organizations will outsource more of their document management needs or that they will not bring in-house some or all of the functions they currently outsource. Iron Mountain also faces competition for acquisition candidates.

         The substantial majority of Iron Mountain's revenues have been derived from the storage of paper documents and from related services. Such storage requires significant physical space. Alternative technologies for generating, capturing, managing, transmitting and storing information have been developed, many of which require significantly less space than paper. Such technologies include computer media, microforms, audio/video tape, film, CD-ROM and optical disk. None of these technologies has replaced paper as the principal means for storing information. However, there can be no assurance that one or more non-paper-based technologies (whether now existing or developed in the future) may not in the future significantly reduce or supplant the use of paper as a preferred medium, which could in turn adversely affect Iron Mountain's business.

  Insurance

         Iron Mountain carries a comprehensive property insurance policy with insurers that it believes to be reputable and in amounts that it believes to be appropriate, covering replacement cost of real and personal property, including improvements. Subject to sub-limits, the policy also covers extraordinary expenses associated with business interruption and damage or loss from fire, flood or earthquake, subject to certain deductibles. Separate policies for California earthquake insurance carry other deductibles that may be significant. Iron Mountain also maintains general liability and excess liability insurance covering bodily injury, property damage and personal injury. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for disclosure concerning recent fires at two of Iron Mountain's facilities.

         Iron Mountain's standard form of contract sets forth an agreed maximum value (usually nominal) for each carton or other storage unit held by Iron Mountain as a limitation on liability for loss or damage, as permitted under the Uniform Commercial Code. Iron Mountain believes that in typical circumstances its liability would be limited to the value set forth in such contracts in the event of loss or damage relating to the value of information stored on media held by Iron Mountain. However, certain of Iron Mountain's agreements with certain large volume accounts contain no such limits or contain higher limits or supplemental insurance arrangements.

  Environmental Matters

         Under various federal, state and local environmental laws, ordinances and regulations ("environmental laws"), an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes or petroleum products. Certain such laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon knew of or was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. In addition, the presence of such substances, or the failure to properly remediate such property may adversely affect the current property owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination.

         Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs"). Such laws may impose liability for the release of ACMs and may enable third parties to seek recovery from owners or operators of real estate for personal injury associated with exposure to such substances. Iron Mountain is aware of the presence of ACMs at some of Iron Mountain's facilities, but believes that such materials are in acceptable condition at this time. Iron Mountain believes that future costs related to any remediation of ACMs at these facilities will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

         Certain of the properties formerly or currently owned or operated by Iron Mountain were previously used for industrial or other purposes that involved the manufacture, use or storage of hazardous substances or petroleum products or the generation and disposal of hazardous wastes and, in some instances, included the operation of underground storage tanks ("USTs"). In addition, certain of such properties are adjacent to or near Superfund sites or other contaminated properties.

  In connection with its former and current ownership or operation of certain properties, Iron Mountain may be potentially liable for environmental costs such as those discussed above, and as more specifically described below.

         At Iron Mountain's Hollywood, California facilities, certain USTs and contaminated soils have been removed. Some additional contamination of soils and groundwater remains and may be migrating. In 1990 and 1991, Iron Mountain filed certain reports documenting its efforts and site conditions with the appropriate environmental agencies pursuant to various environmental laws. Investigations conducted on behalf of Iron Mountain in connection with its on-site remedial activities disclosed that regional groundwater contamination, unrelated to Iron Mountain's property, exists. At this time, Iron Mountain has not received any notice from any regulatory agency or third party seeking further remediation of soil or groundwater by Iron Mountain; however, there can be no assurance that such further action will not be sought in the future. Iron Mountain has accrued estimated costs of $0.8 million that it believes it may reasonably be expected to incur in connection with this site if such additional remediation were to become necessary; however, there can be no assurance as to the adequacy of such accrual. Iron Mountain believes the ultimate outcome of the foregoing will not have a material adverse effect on Iron Mountain's financial condition or results of operations. See Note 8 of Notes to Iron Mountain's Consolidated Financial Statements.

         Iron Mountain has also from time to time conducted certain environmental investigations and remedial activities at certain of its other former and current facilities, but an in-depth environmental review of the properties has not been conducted by or on behalf of Iron Mountain. Iron Mountain believes that it is in substantial compliance with all applicable material environmental laws. Iron Mountain has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material noncompliance, liability or claim relating to hazardous substances or wastes, petroleum products or material environmental laws applicable to its operations in connection with any of its present or former properties other than as described above. However, no assurance can be given that there are no environmental conditions for which Iron Mountain might be liable in the future or that future regulatory action, as well as compliance with future environmental laws, will not require Iron Mountain to incur costs for or at its properties that could have a material adverse effect on Iron Mountain's financial condition and results of operations.

  Item 2.  Properties.

         As of December 31, 1996, Iron Mountain conducted operations through 94 leased and 15 owned facilities containing a total of approximately 7.3 million square feet of space. The leased facilities typically have initial lease terms of 10 years or longer with options to renew for an additional 10 years. The weighted average remaining term of the leases on these facilities is approximately 7.5 years. In addition, many of the leases contain either a purchase option or a right of first refusal upon the sale of the property. The leases include one property leased from affiliates of Iron Mountain. See Note 9 of Notes to Iron Mountain's Consolidated Financial Statements.

         As of December 31, 1996, Iron Mountain owned or leased (directly or through its subsidiaries) the following records management facilities in the geographic locations indicated below.

                                             Records
                                             Management
  State                                      Facilities
  -----                                      ----------
  Arizona                                    2
  California                                 25
  Colorado                                   4
  Connecticut                                2
  Delaware                                   1
  Florida                                    13
  Georgia                                    8
  Illinois                                   3
  Kansas                                     1
  Kentucky                                   1
  Maryland                                   3
  Massachusetts                              9
  Minnesota                                  4
  Missouri                                   2
  New Hampshire                              1
  New Jersey                                 5
  New York                                   5
  Ohio                                       4
  Pennsylvania                               2
  Rhode Island                               1
  Tennessee                                  2
  Texas                                      8
  Virginia                                   3
                                             ---
          Total                              109
                                             ===

         Iron Mountain or its principal subsidiary is a guarantor of a substantial portion of the leases to which other subsidiaries are party. See
  Note 8 of Notes to Iron Mountain's Consolidated Financial Statements for information regarding the minimum annual rental commitments of Iron Mountain.

  Item 3.  Legal Proceedings.

         Iron Mountain is involved in litigation from time to time in the ordinary course of business. In the opinion of management, no material legal proceedings are pending to which Iron Mountain, or any of its properties, is subject.

  Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.


                       EXECUTIVE OFFICERS OF IRON MOUNTAIN

         Pursuant to General Instruction G(3), the following information is included as an additional item in Part I:


  Names of Executive Officers     Age               Position
  ---------------------------     ---               --------
  C.  Richard Reese               51             Chairman of the Board of Directors and Chief
                                                 Executive Officer
  David S.  Wendell               43             President and Chief Operating Officer,
                                                 Director
  Eugene B.  Doggett (1)          60             Executive Vice President and Chief Financial
                                                 Officer, Director
  John F. Kenny, Jr. (1)          39             Vice President of Corporate Development
  Robert G. Miller                40             Executive Vice President
  Kenneth F.  Radtke, Jr.         51             Executive Vice President
  Robert P.  Swift                55             Executive Vice President
  -------------

  (1) Mr. Doggett has announced his intention to retire as Chief Financial Officer effective as of May 29, 1997. Mr. Kenny will be Mr. Doggett's successor in such capacity.

         The executive officers and other officers were elected by the Iron Mountain Board of Directors (the "Iron Mountain Board") on June 14, 1996, with the exception of Mr. Radtke, who was elected in late June 1996, and Mr. Miller, who was elected in December 1996. All executive officers and other officers hold office at the discretion of the Iron Mountain Board until the first meeting of the Iron Mountain Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

         C. Richard Reese is the Chairman of the Iron Mountain Board , a position he has held since November 1995, and the Chief Executive Officer, a position he has held since December 1981. Prior to November 1995, Mr. Reese was the President of Iron Mountain, a position he had held since 1981. Mr. Reese is also a Director of Schooner Capital Corporation ("Schooner"), an affiliate of Iron Mountain. Prior to joining Iron Mountain, he lectured at Harvard Business School in "Entrepreneurship" and provided consulting services to small and medium-sized emerging enterprises. Mr. Reese has also served as president and a Director of PRISM International. He holds a Master of Business Administration degree from Harvard Business School.

         David S. Wendell is the President and Chief Operating Officer of Iron Mountain, a position he has held since November 1995. After practicing law with Brown & Wood, Mr. Wendell joined Iron Mountain in 1984, where he has served in a variety of positions. Prior to November 1995, he was Executive Vice President, Atlantic Area and prior to 1991, he was Vice President, New England Region. He holds a Master of Business Administration degree from Harvard Business School and a Juris Doctor degree from the University of Virginia.

         Eugene B. Doggett is the Executive Vice President and Chief Financial Officer of Iron Mountain, a position he has held since 1987. Mr. Doggett is also a Director of Schooner. Prior to joining Iron Mountain, he had extensive experience in commercial and investment banking, as well as financial and general management experience at senior levels. He holds a Master of Business Administration degree from Harvard Business School. Mr. Doggett has announced his intention to retire as Chief Financial Officer effective as of May 29, 1997. Mr. Doggett will continue with Iron Mountain as an Executive Vice President, focusing on strategic issues and special projects, and as a Director. Mr. Kenny will succeed Mr. Doggett as Chief Financial Officer.

         John F. Kenny, Jr. will become the Chief Financial Officer of Iron Mountain upon the retirement of Mr. Doggett from such position on May 29, 1997. Mr. Kenny is currently Vice President of Corporate Development, with primary responsibility for implementing Iron Mountain's acquisition strategy. Mr. Kenny joined Iron Mountain in 1991. Prior to 1991, he was a Vice President of CS First Boston Merchant Bank, New York, with responsibility for risk capital investments. He holds a Master of Business Administration degree from Harvard Business School.

         Robert G. Miller is an Executive Vice President of Iron Mountain, a position that he has held since December 1996. Mr. Miller joined Iron Mountain in 1988 and held the positions of district manager from 1988 through 1991 and regional vice president from 1991 through 1996. Prior to 1988, Mr. Miller was employed as a district manager at Bell & Howell Records Management Company.

         Kenneth F. Radtke, Jr. is an Executive Vice President of Iron Mountain, a position that he has held since June 1996. Prior to June 1996, Mr. Radtke was Northeast Regional Vice President and prior to 1995 he was Sales Manager, New York Region. Mr. Radtke has worked in the records and information industry since 1988 as President and Chief Executive Officer, Dataport Company, Inc. and Senior Vice President, Arcus, Inc. He holds a graduate degree from the University of Wisconsin, Graduate School of Banking.

         Robert P. Swift is an Executive Vice President of Iron Mountain, a position he has held since November 1995. Prior to November 1995, Mr. Swift was the Executive Vice President, Western Area of Iron Mountain and prior to 1988, Mr. Swift was employed in various positions at Bell & Howell Records Management Company.

         All biographical information is given as of March 21, 1997.

                                     PART II

  Item 5.  Market for the Registrant's Common Stock and Related
             Stockholder Matters.

         The Common Stock is traded on the Nasdaq National Market under the symbol "IMTN." Iron Mountain first issued its Common Stock to the public in February 1996. The following table sets forth the high and low sales prices on the Nasdaq National Market.

                                                               High     Low
                                                               ----     ---
                                                               Sale Prices
                                                               -----------
1996
      First Quarter (from February 1, 1996).................  $16.25  $13.75
      Second Quarter........................................   21.00   14.50
      Third Quarter.........................................   30.50   20.50
      Fourth Quarter........................................   32.00   28.50
1997
      First Quarter (through March 21, 1997)................  $31.00  $21.50

        As of March 21, 1997 there were 66 holders of record of Common Stock and 3 holders of record of Non-voting Common Stock. The Company believes there are more than 1,750 beneficial owners of Common Stock.

        Iron Mountain does not currently pay dividends on shares of Common Stock or Non-voting Common Stock. The Iron Mountain Board currently intends to retain future earnings, if any, for the development of Iron Mountain's businesses and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future determinations by the Iron Mountain Board to pay dividends on the Common Stock would be based primarily upon the financial condition, results of operations and business requirements of Iron Mountain. Dividends, if any, would be payable in the sole discretion of the Iron Mountain Board out of the funds legally available therefor. Certain agreements, pursuant to which the Company has borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that the Company may make. See Note 3 to the Company's Consolidated Financial Statements.

      During the fourth quarter of the fiscal year ended December 31, 1996, the Company issued the following shares of Common Stock pursuant to option exercises by employees or former employees in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended:

  Date of Sale                 Number of Shares             Aggregate Price Paid

  10/30/96                                925                        $ 5,998
  11/20/96                              4,698                        $44,062

  Item 6.  Selected Consolidated Financial and Operating Information.

         The following tables present selected consolidated financial and operating information relating to the financial condition and results of operations of the Company over the past five years, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company for the year ended December 31, 1996 set forth in Part IV hereof.


            Selected Consolidated Financial and Operating Information (In thousands, except per share amounts and Carton data)


                                                                Year Ended December 31,
                                                     -----------------------------------------------
                                                     1992       1993      1994       1995       1996
                                                     ----       ----      ----       ----       ----
Consolidated Statements of Operations Data:
Revenues:
       Storage                                       $44,077    $48,892   $54,098    $64,165    $85,826
       Service and Storage Material Sales             26,596     32,781    33,520     40,271     52,892
                                                     -------    -------   -------    -------    -------
            Total Revenues                            70,673     81,673    87,618    104,436    138,718
Operating Expenses:
       Cost of Sales (Excluding Depreciation)         35,169     43,054    45,880     52,277     70,747
       Selling, General and Administrative            17,630     19,971    20,853     26,035     34,342
       Depreciation and Amortization                   5,780      6,789     8,690     12,341     16,936
                                                     -------    -------   -------    -------    -------
            Total Operating Expenses                  58,579     69,814    75,423     90,653    122,025
                                                     -------    -------   -------    -------    -------
Operating Income                                      12,094     11,859    12,195     13,783     16,693
Interest Expense                                       8,412      8,203     8,954     11,838     14,901
                                                     -------    -------   -------    -------    -------
Income before Provision for Income Taxes               3,682      3,656     3,241      1,945      1,792
Provision for Income Taxes                             2,095      2,088     1,957      1,697      1,435
                                                     -------    -------   -------    -------    -------
Income Before Extraordinary Charge                     1,587      1,568     1,284        248        357
Extraordinary Charge, Net of Tax Benefit                  --         --        --         --      2,126
                                                     -------    -------   -------    -------    -------
Net Income (Loss)                                      1,587      1,568     1,284        248    (1,769)
Accretion of Redeemable Put Warrant                      626        940     1,412      2,107        280
                                                     -------    -------   -------    -------    -------
Net Income (Loss) Applicable to
  Common Stockholders                                $   961    $   628    $(128)   $(1,859)   $(2,049)
                                                     =======    =======    ======   ========   ========
Income (Loss) Before Extraordinary Item per
  Common and Common Equivalent Share                   $0.12      $0.08   $(0.02)    $(0.24)      $0.01
Net Income (Loss) per Common and
  Common Equivalent Share                              $0.12      $0.08   $(0.02)    $(0.24)    $(0.20)
Weighted Average Common and Common
  Equivalent Shares Outstanding                        8,052      8,067     7,984      7,784     10,137
Other Data:


                                                                Year Ended December 31,
                                                     -----------------------------------------------
                                                     1992       1993      1994       1995       1996
                                                     ----       ----      ----       ----       ----
EBITDA(1)                                            $17,874    $18,648   $20,885    $26,124    $33,629
EBITDA as a Percentage of Total Revenues               25.3%      22.8%     23.8%      25.0%      24.2%
Capital Expenditures:
       Growth (2)(3)                                 $11,226    $13,605   $15,829    $14,395    $23,334
       Maintenance                                       818      1,846     1,151        858      1,112
                                                     -------    -------   -------    -------    -------
Total Capital Expenditures (3)                       $12,044    $15,451   $16,980    $15,253    $24,446
Additions to Customer Acquisition Costs               $1,268       $922    $1,366     $1,379     $1,642
Approximate Cartons in Storage at end of
       Period (in millions)(4)                          12.6       15.5      17.7       23.3       30.6


                                                                   As of December 31,
                                                     -----------------------------------------------
                                                     1992       1993      1994       1995       1996
                                                     ----       ----      ----       ----       ----
Balance Sheet Data:
Cash and Cash Equivalents                          $     498  $     591 $   1,303  $   1,585  $   3,453
Total Assets                                         115,429    125,288   136,859    186,881    281,799
Total Debt                                            73,304     78,460    86,258    121,874    184,733
Stockholders' Equity                                  23,419     24,047    22,869     21,011     52,384
 -------------------

  (1) Earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA"). Based on its experience in the records management industry, the Company believes that EBITDA is an important tool for measuring the performance of records management companies (including potential acquisition targets) in several areas, such as liquidity, operating performance and leverage. In addition, lenders use EBITDA as a criterion in evaluating records management companies, and substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with GAAP) as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources" for discussions of other measures of performance determined in accordance with GAAP and the Company's sources and applications of cash flow.

  (2) Growth capital expenditures include investments in racking systems, new buildings and leasehold improvements, equipment for new facilities, management information systems and facilities restructuring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Investments."

  (3) Includes $2,901 in 1994 related to the cost of constructing a records management facility which was sold in a sale-leaseback transaction in the fourth quarter of 1994.

  (4) The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of Cartons stored does not include storage volumes in the Company's vital records services and data protection services which are described under "Business."

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with Iron Mountain's Selected Consolidated Financial and Operating Information and Iron Mountain's Consolidated Financial Statements and the Notes thereto and the other financial and operating information included elsewhere in this filing.

      Overview. The primary financial objective of Iron Mountain is to increase its EBITDA, which is a source of funds to service indebtedness and for investment in continued internal growth and growth through acquisitions. Iron Mountain has benefited from growth in EBITDA, which has increased from $17.9 million in 1992 to $33.6 million in 1996 (a compound annual growth rate of 17.1%), but other measures of Iron Mountain's financial performance, such as net income and net income applicable to common stockholders, have been negatively affected by this objective. In 1994, 1995 and 1996, Iron Mountain experienced net losses applicable to common stockholders. Such net losses are attributable in part to significant increases in charges associated with Iron Mountain's pursuit of its growth strategy, namely, (i) increases in depreciation and amortization expenses associated with expansion of Iron Mountain's storage capacity and (ii) increases in goodwill amortization associated with acquisitions accounted for under the purchase method. In addition, net income applicable to common stockholders has been negatively affected by a charge for accretion of a redeemable put warrant and, in 1996, by an extraordinary charge related to the early retirement of debt. The put warrant was redeemed in February 1996, upon completion of Iron Mountain's initial public offering (the "Initial Public Offering"). See Note 5 of Notes to Iron Mountain's Consolidated Financial Statements.

      Iron Mountain's revenues consist of storage revenues and service and storage material sales revenues. Storage revenues are derived from charges for storing records (either on a per unit or a per cubic foot of records basis), and have accounted for approximately 60% of total revenues in each of the last five years. Service and storage material sales revenues are derived primarily from Iron Mountain's courier operations (consisting primarily of the pickup and delivery of records upon customer request), additions of new Cartons, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers and related supplies. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

      While Iron Mountain's total revenues have increased from $70.7 million in 1992 to $104.4 million in 1995, average revenue on a per Carton basis declined over such period. The year-over-year declines in average revenue per Carton for 1993, 1994 and 1995 were approximately 8%, 7% and 2%, respectively. In 1996, total revenues increased to $138.7 million, and there was no decline in average revenue per Carton. Such declines had been attributable to: (i) increases in sales to large volume accounts, which typically generate lower revenue per Carton (in particular the RTC account, which incorporated substantial volume discounts, although such discounts were offset by revenues from special service projects during 1994); (ii) a facilities management arrangement with a large volume account under which, prior to July 1996, Iron Mountain managed the customer's records management facility and, therefore, the charges to the customer prior to July 1996 did not include a rent component; and (iii) industry-wide pricing pressures. Despite the decline, Iron Mountain has been able to maintain its EBITDA margins through increased overall operating efficiencies and economies of scale as well as specific efficiencies realized in the servicing of large volume accounts. For 1993, 1994, 1995 and 1996, EBITDA margins were 22.8%, 23.8%, 25.0% and 24.2%, respectively.

      Cost of sales (excluding depreciation) consists primarily of wages and benefits, facility occupancy costs, vehicle and other equipment costs and supplies. Of these, the most significant are wages and benefits and facility occupancy costs. Over the past several years, Iron Mountain has been able to reduce per Carton storage costs by: (i) designing racking systems and operating space to maximize facility storage efficiency; (ii) negotiating favorable facility leases and having facilities built to its custom specifications; and (iii) leasing larger facilities, which, when filled, are less expensive per Carton to operate.

      Selling, general and administrative expenses consist primarily of management, administrative, sales and marketing wages and benefits, as well as travel, communications, professional fees, bad debts, training, office equipment and supplies expenses.

      Iron Mountain's depreciation and amortization charges result primarily from the capital-intensive nature of the records management industry and the acquisitions Iron Mountain has completed. The principal components of depreciation relate to racking systems and related equipment, new buildings and leasehold improvements, equipment for new facilities and computer system software and hardware. Amortization primarily relates to goodwill and noncompetition agreements arising from acquisitions and customer acquisition costs. Iron Mountain has accounted for all of its acquisitions under the purchase method. Since the purchase price for records management companies is usually substantially in excess of the fair value of their net assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported net income.

      In February 1996, Iron Mountain received net proceeds of $33.3 million from its Initial Public Offering. Iron Mountain used $6.6 million of such net proceeds to repurchase a warrant to acquire 444,385 shares of Iron Mountain Common Stock (the "Warrant"). For financial reporting purposes, Iron Mountain recorded a charge (based on the estimated redemption value calculated using the effective interest rate method), resulting in substantial charges to net income applicable to common stockholders over the period the Warrant was outstanding. See Note 5 of Notes to Iron Mountain's Consolidated Financial Statements. The remaining net proceeds were used by Iron Mountain to fund acquisitions, to repay indebtedness used to fund acquisitions and for working capital.

      On October 1, 1996, Iron Mountain completed the sale of $165.0 million of 10-1/8% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). The net proceeds to Iron Mountain were $160.1 million after underwriting discounts and commissions. The net proceeds of the sale of the Senior Subordinated Notes, after payment of related expenses, were used to repay outstanding bank debt under the existing credit agreement, its 13.42% Senior Subordinated Notes due December 14, 2000 (the "Chrysler Notes") and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of such indebtedness, Iron Mountain incurred an extraordinary charge of $3.5 million, not including related tax benefit of $1.4 million, during the fourth quarter of 1996. The charge consists of a prepayment penalty, the write-off of deferred financing costs, an original issue discount and loss on termination of interest rate protection agreements. This charge did not impact Iron Mountain's EBITDA.

      In December 1995, Iron Mountain decided to consolidate its corporate accounting activities by transferring to Boston, Massachusetts those accounting activities previously performed in Los Angeles, California. As a result of such transfer, Iron Mountain recorded a charge of $0.5 million in the fourth quarter of 1995 and a charge of $0.5 million for the year ended December 31, 1996.

      In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its record management facilities in South Brunswick, New Jersey. Approximately 1.0 million of the 1.2 million Cartons stored at these facilities were destroyed. The fires are believed to be caused by arson and are under investigation by local, state and federal authorities. The affected facilities account for only two of Iron Mountain's 117 facilities nationwide (as of March 21, 1997), and represented less than three percent of revenues and less than two percent of EBITDA for 1996. Management believes that insurance will cover substantially all of Iron Mountain's property and business interruption losses relating to the fires. However, Iron Mountain may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.

      Results of Operations. The following table sets forth, for the periods indicated, information derived from Iron Mountain's consolidated statements of operations, expressed as a percentage of revenues.

                                                          Year Ended December 31,
                                                    ---------------------------------
                                                    1994          1995          1996
                                                    ---------------------------------
       Revenues:
          Storage                                   61.7%         61.4%         61.9%
          Service and Storage Material Sales        38.3          38.6          38.1
                                                    ----          ----          ----
             Total Revenues                        100.0         100.0         100.0
       Operating Expenses:
          Cost of Sales (Excluding Depreciation)    52.4          50.1          51.0
          Selling, General and Administrative       23.8          24.9          24.8
          Depreciation and Amortization              9.9          11.8          12.2
                                                     ---          ----          ----
             Total Operating Expenses               86.1          86.8          88.0
                                                    ----          ----          ----
       Operating Income                             13.9          13.2          12.0
       Interest Expense                             10.2          11.3          10.7
                                                    ----          ----          ----
       Income before Provision for Income Taxes      3.7           1.9           1.3
       Provision for Income Taxes                    2.2           1.7           1.0
                                                     ---           ---           ---
       Income Before Extraordinary Charge            1.5           0.2           0.3
       Extraordinary Charge, Net of Tax Benefit       --            --           1.6
                                                     ---           ---           ---
       Net Income (Loss)                             1.5           0.2         (1.3)
       Accretion of Redeemable Put Warrant           1.6           2.0           0.2
                                                     ---           ---           ---
       Net Loss Applicable to Common
       Stockholders                                 (0.1)%       (1.8)%        (1.5)%
                                                     ====         ====          ====
       EBITDA                                       23.8%         25.0%         24.2%
                                                    ====          ====          ====

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. Storage revenues increased from $64.2 million for the year ended December 31, 1995 to $85.8 million for the year ended December 31, 1996, an increase of $21.6 million or 33.8%. Twenty acquisitions completed by Iron Mountain in 1995 and 1996 accounted for $15.0 million or 69.1% of such increase. The balance of the storage revenues growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers.

      Service and storage material sales revenues increased from $40.3 million for the year ended December 31, 1995 to $52.9 million for the year ended December 31, 1996, an increase of $12.6 million or 31.3%. Acquisitions accounted for $9.2 million or 72.7% of the increase. The balance of the increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

      For the reasons discussed above, total revenues increased from $104.4 million for the year ended December 31, 1995 to $138.7 million for the year ended December 31, 1996, an increase of $34.3 million or 32.8%. Of this increase, $24.1 million, or 70.4%, was attributable to acquisitions completed by Iron Mountain in 1995 and 1996. The monthly average Cartons stored increased approximately 33% in 1996 as compared to 1995, from approximately
  20.4 million Cartons to approximately 27.1 million Cartons.

      Cost of sales (excluding depreciation) increased from $52.3 million for the year ended December 31, 1995 to $70.7 million for the year ended December 31, 1996, an increase of $18.4 million or 35.3%, and increased as a percentage of revenues from 50.1% for the year ended December 31, 1995 to 51.0% for the year ended December 31, 1996. The $18.4 million increase was primarily attributable to the increase in Cartons stored, increased expenses related to the severe winter weather on the Atlantic coast during the first quarter of 1996 and expenses related to certain facility relocations. The increase as a percentage of revenue was primarily attributable to recent acquisitions, which initially have lower gross margins than Iron Mountain.

      Selling, general and administrative expenses increased from $26.0 million for the year ended December 31, 1995 to $34.3 million for the year ended December 31, 1996, an increase of $8.3 million or 31.9%, and decreased as a percentage of revenues from 24.9% for the year ended December 31, 1995 to 24.8% for the year ended December 31, 1996. The $8.3 million increase was primarily attributable to the costs associated with accelerated acquisition activity, including certain redundant transitional expenses as new acquisitions were integrated into Iron Mountain, with the addition of personnel needed to support Iron Mountain's growth and with becoming a public company. A charge of $0.5 million related to moving the corporate accounting function from Los Angeles to Boston was recorded in 1996. Additionally, the selling, general and administrative expenses of acquired companies tend to be higher than Iron Mountain's, and cost reductions and other possible synergies are not realized immediately.

         Depreciation and amortization expense increased from $12.3 million for the year ended December 31, 1995 to $16.9 million for the year ended December 31, 1996, an increase of $4.6 million or 37.2%, and increased as a percentage of revenues from 11.8% for the year ended December 31, 1995 to 12.2% for the year ended December 31, 1996. The $4.6 million increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, capital expenditures, including racking systems, information systems and improvements to existing facilities, and additions to customer acquisition costs.

      As a result of the foregoing factors, operating income increased from $13.8 million for the year ended December 31, 1995 to $16.7 million for the year ended December 31, 1996, an increase of $2.9 million or 21.1%. As a percentage of revenues, operating income decreased from 13.2% for the year ended December 31, 1995 to 12.0% for the year ended December 31, 1996.

      Interest expense increased from $11.8 million for the year ended December 31, 1995 to $14.9 million for the year ended December 31, 1996, an increase of $3.1 million or 25.9%. The $3.1 million increase was primarily attributable to increased indebtedness to finance acquisitions and capital expenditures. This increase was partially offset by a decrease in Iron Mountain's effective borrowing rates.

      As a result of the foregoing factors, income before provision for income taxes decreased from $1.9 million (1.9% of revenues) for the year ended December 31, 1995 to $1.8 million (1.3% of revenues) for the year ended December 31, 1996, a decrease of $0.1 million or 7.9%. Provision for income taxes decreased from $1.7 million (1.7% of revenues) for the year ended December 31, 1995 to $1.4 million (1.0% of revenues) for the year ended December 31, 1996. Iron Mountain's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permit deduction of such expenses for asset purchases. Since Iron Mountain will acquire all of the outstanding capital stock of Safesite in the Merger, goodwill associated with the Merger will be nondeductible.

      In October 1996, Iron Mountain recorded an extraordinary charge of $3.5 million, not including related tax benefit of $1.4 million, related to the early retirement of certain indebtedness. The charge consists of a prepayment penalty, the write-off of deferred financing costs, an original issue discount and loss on termination of interest rate protection agreements.

      Net income (loss) was income of $0.2 million (0.2% of revenues) for the year ended December 31, 1995 compared to a loss of $1.8 million (1.3% of revenues) for the year ended December 31, 1996. Net loss applicable to common stockholders was $1.9 million (1.8% of revenues), after accretion of $2.1 million related to the Warrant, for the year ended December 31, 1995 compared to $2.0 million (1.5% of revenues), after accretion of $0.3 million related to the Warrant, for the year ended December 31, 1996. The Warrant was redeemed in full in February 1996, with a portion of the proceeds from the Initial Public Offering. As a result of such redemption, there will be no future charges for such accretion.

      As a result of the foregoing factors, EBITDA increased from $26.1 million for the year ended December 31, 1995 to $33.6 million for the year ended December 31, 1996, an increase of $7.5 million, or 28.7%. As a percentage of revenues, EBITDA decreased from 25.0% for the year ended December 31, 1995 to 24.2% for the year ended December 31, 1996.

      Iron Mountain acquired sixteen records management businesses in 1996 compared to four records management businesses in 1995. Primarily as a result of Iron Mountain's acquisition activity, EBITDA margins were lower for the year ended December 31, 1996 compared to the prior year. The decrease was primarily attributable to the fact that the acquired businesses are initially less operationally efficient than Iron Mountain and the anticipated margin increases are generally not realized immediately.

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994. Storage revenues increased from $54.1 million for 1994 to $64.2 million for 1995, an increase of $10.1 million or

  18.6%. Seven acquisitions completed between June 1994 and December 1995 accounted for $5.7 million or 56.7% of such increase. The balance of the storage revenues growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers.

      Service and storage material sales revenues increased from $33.5 million for 1994 to $40.3 million for 1995, an increase of $6.8 million or 20.1%. This increase was accomplished despite a decrease of approximately $0.8 million in such revenues received from the RTC, which decrease was primarily due to a reduction in revenues from special service projects. Acquisitions accounted for $4.3 million or approximately 63.5% of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

      For the reasons discussed above, total revenues increased from $87.6 million for 1994 to $104.4 million for 1995, an increase of $16.8 million or 19.2%. Of such increase, $10.0 million or 59.4% was attributable to acquisitions made by Iron Mountain between June 1994 and December 1995. The monthly average Cartons stored increased approximately 22% in 1995 as compared to 1994, from approximately 16.7 million Cartons to approximately 20.4 million Cartons. The percentage increase was greater than that of total revenues primarily for the reasons described in the third paragraph under "Overview" above.

      Cost of sales (excluding depreciation) increased from $45.9 million for 1994 to $52.3 million for 1995, an increase of $6.4 million or 13.9%, and decreased as a percentage of revenues from 52.4% for 1994 to 50.1% for 1995. The $6.4 million increase resulted primarily from an increase in Cartons stored. The decrease as a percentage of revenues was due primarily to increased storage efficiencies resulting from relocations to, or additions of, newer, higher density facilities as well as increased utilization of storage capacity.

      Selling, general and administrative expenses increased from $20.9 million for 1994 to $26.0 million for 1995, an increase of $5.1 million or 24.9%, and increased as a percentage of revenues from 23.8% for 1994 to 24.9% for 1995. The $5.1 million increase was due primarily to increases in field management and administrative staffing, including increases due to acquisitions. Of the 1.1% increase as a percentage of revenues, $0.6 million (0.6% of revenues) resulted from a provision for a judgment in a lawsuit relating to a 1992 incident and a $0.5 million (0.5% of revenues) charge for the relocation of the corporate accounting function from Los Angeles to Boston.

      Depreciation and amortization expenses increased from $8.7 million for 1994 to $12.3 million for 1995, an increase of $3.6 million or 42.0%, and increased as a percentage of revenues from 9.9% for 1994 to 11.8% for 1995. Depreciation and amortization expenses, both in absolute dollars and as a percentage of revenues, continued to increase, primarily as a result of Iron Mountain's acquisitions and growth-related capital investments for racking systems, improvements to records management facilities, information systems and customer acquisition costs. Amortization during 1995 included a one-time charge of $0.9 million (0.9% of revenues) in connection with the write-down of the goodwill of a subsidiary due to Iron Mountain's decision to sell such subsidiary at an estimated price which is $0.9 million less than such subsidiary's book value and related goodwill. Iron Mountain subsequently decided not to sell such subsidiary.

      As a result of the foregoing factors, operating income increased from $12.2 million for 1994 to $13.8 million for 1995, an increase of $1.6 million or 13.0%, and decreased as a percentage of revenues from 13.9% to 13.2%.

      Interest expense increased from $9.0 million for 1994 to $11.8 million for 1995. This increase was due primarily to increased levels of indebtedness primarily to finance acquisitions, as well as higher interest rates and higher deferred financing charges.

      As a result of the foregoing factors, income before provision for income taxes decreased from $3.2 million (3.7% of revenues) for 1994 to $1.9 million (1.9% of revenues) for 1995, a decrease of $1.3 million or 40.0%. Provision for income taxes decreased from $2.0 million (2.2% of revenues) to $1.7 million (1.7% of revenues). Iron Mountain's effective tax rates for 1994 and 1995 were higher than statutory rates primarily due to $1.5 million and $2.5 million, respectively, of amortization of nondeductible goodwill.

      Net income decreased $1.1 million from $1.3 million (1.5% of revenues) for 1994 to $0.2 million (0.2% of revenues) for 1995 as a result of the factors outlined above.

      As a result of the foregoing factors, EBITDA increased from $20.9 million for 1994 to $26.1 million for 1995, an increase of $5.2 million or 25.1%, and increased as a percentage of revenues from 23.8% to 25.0%. These increases reflect continuing economies of scale and increased operating efficiencies, which were partially offset by the $0.6 million (0.6% of revenues) reserve relating to the judgment in the lawsuit referred to above and by the $0.5 million (0.5% of revenues) charge for the relocation of the corporate accounting function from Los Angeles to Boston.

      Liquidity and Capital Resources. In February 1996, Iron Mountain raised $33.3 million, net of underwriters' discounts and commissions and associated costs, in the Initial Public Offering. The net proceeds from the Initial Public Offering were used to retire the Warrant, to fund acquisitions, to repay debt that had been incurred to make acquisitions and for working capital.

      On October 1, 1996, Iron Mountain completed the sale of $165.0 million of the Senior Subordinated Notes. The net proceeds to Iron Mountain were $160.1 million after underwriting discounts and commissions. The net proceeds of the sale of the Senior Subordinated Notes, after payment of related expenses, were used to repay outstanding bank debt under the existing credit agreement, the Chrysler Notes and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of the outstanding bank debt, the Chrysler Notes and certain other indebtedness, Iron Mountain incurred an extraordinary charge of $3.5 million, not including related tax benefit of $1.4 million, during the fourth quarter of 1996. The charge consists of a prepayment penalty, the write-off of deferred financing costs an original issue discount and loss on termination of interest rate protection agreements. This charge did not impact Iron Mountain's EBITDA.

      In connection with the sale of the Senior Subordinated Notes, Iron Mountain entered into a Credit Agreement dated as of September 30, 1996 (the "Credit Agreement"), which provided for $100 million of revolving credit availability. On March 3, 1997 the Company entered into an Amendment and Restatement of the Credit Agreement (the "Amendment"), which increased credit availability under the facility to $150 million.

      As Iron Mountain has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of acquisitions; growth-related capital expenditures, including racking systems, information systems and improvements to existing facilities; and customer acquisition costs. These investments have been primarily funded through a portion of the net proceeds of the Initial Public Offering and the sale of the Senior Subordinated Notes, cash flows from operations and borrowings under Iron Mountain's credit agreements.

      Capital Investments. For 1994, 1995 and 1996, Iron Mountain's growth-related capital expenditures were $15.8 million, $14.4 million and $23.3 million, respectively. Included in capital expenditures for 1994 is $2.9 million for the construction of a records management facility which was sold in a sale and leaseback transaction. Growth-related capital expenditures consist primarily of investment in racking systems, new building and leasehold improvements, equipment for new facilities, management information systems and facilities restructuring. For 1994, 1995 and 1996, Iron Mountain's maintenance capital expenditures were $1.2 million, $0.9 million and $1.1 million, respectively.

      In addition, Iron Mountain incurs costs (net of revenues received for the initial transfer of records) related to the acquisition of large volume accounts (typically over 10,000 Cartons). For 1994, 1995 and 1996, Iron Mountain's additions to customer acquisition costs were $1.4 million, $1.4 million and $1.6 million, respectively.

      Recent and Pending Acquisitions. Iron Mountain's liquidity and capital resources have been significantly impacted by acquisitions and, given Iron Mountain's acquisition strategy, may be significantly impacted for the foreseeable future. In order to capitalize on industry consolidation, Iron Mountain, in mid-1994, adopted a more active acquisition strategy. Since mid-1994, Iron Mountain has acquired or entered into agreements to acquire 29 records management businesses, 27 of which have been completed and two of which are pending, for a total purchase price of approximately $197.9 million (not including contingent payments of up to $4.8 million based upon the achievement of certain revenue targets during 1997 and 1998). Iron Mountain has historically financed its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and, more recently, from a portion of the proceeds of the Initial Public Offering and the sale of the Senior Subordinated Notes. Under the terms of the Merger Agreement, however, approximately $50 million of the $62 million purchase price for Safesite will be in the form of shares of Common Stock or immediately exercisable options to acquire shares of Common Stock. Iron Mountain's future interest expense may increase significantly as a result of the additional indebtedness Iron Mountain may incur to finance possible future acquisitions. To the extent that future acquisitions are financed by additional borrowings under the Credit Agreement or other credit facilities, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity, debt to equity, EBITDA to debt and EBITDA to interest expense.

      Sources of Funds. During 1996, Iron Mountain generated $15.9 million in net cash from operations compared to $15.7 million for the same period in 1995. The slight increase in net cash provided by operations resulted from an increase in EBITDA, which was partially offset by an increase in accounts receivable related to increased revenues and decreases in accounts payable, accrued expenses and other asset and liability accounts. During the year ended December 31, 1994, Iron Mountain generated net cash from operations of $11.6 million.

      At December 31, 1996, Iron Mountain had estimated net operating loss carryforwards of approximately $11.5 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes.

      Net cash provided by financing activities was $6.7 million and $34.1 million for 1994 and 1995, respectively, substantially all of which was provided under a then existing credit agreement, and $80.6 million for the year ended December 31, 1996, consisting primarily of the net proceeds of $160.1 million from the sale of the Senior Subordinated Notes and of $33.3 million from the Initial Public Offering, offset by $102.1 million of increased indebtedness and by $6.6 million due to the retirement of the Warrant.

      Credit Arrangements of Iron Mountain. The Credit Agreement, as amended, is a $150 million revolving credit facility. The Credit Agreement will terminate on September 30, 2001, at which time all outstanding revolving credit loans and other amounts payable thereunder will become due. Borrowings under the Credit Agreement may be used to finance possible future acquisitions, as well as for working capital and general corporate purposes. Iron Mountain's obligations under the Credit Agreement are guaranteed by substantially all of Iron Mountain's subsidiaries and are secured by the pledge of the stock of such subsidiaries. Prepayments of outstanding borrowings under the Credit Agreement are required in certain circumstances out of the proceeds of certain insurance payments, condemnations, issuances of indebtedness and asset dispositions.

      The Credit Agreement permits Iron Mountain to elect interest rates from time to time, as to all or a portion of the borrowings made thereunder, at interest rates based upon the applicable reference rate and a margin or spread over such reference rate (which spread varies based upon the ratio of Iron Mountain's indebtedness to EBITDA). The reference rate, at Iron Mountain's option, may be based upon (i) the agent's prime rate, (ii) a certificates of deposit rate, (iii) an overnight federal funds rate or (iv) for periods of up to 12 months, the interest rates prevailing on the date of determination in the London interbank markets.

      The Credit Agreement and the Indenture for the Senior Subordinated Notes (the "Note Indenture") contain covenants restricting the ability of Iron Mountain and its subsidiaries to, among other things: (i) declare dividends or redeem or repurchase capital stock;
  (ii) make optional payments and modifications of subordinated and other debt instruments; (iii) incur liens and engage in sale and leaseback transactions;
  (iv) make loans and investments; (v) incur indebtedness and contingent obligations; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; (viii) enter into transactions with affiliates; and (ix) make changes in their lines of business. Iron Mountain will also be required to comply with financial covenants with respect to: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; and (iii) a minimum fixed charge coverage ratio. Iron Mountain has also made certain customary affirmative covenants. The Credit Agreement and the Note Indenture also contain customary events of default.

      The annual maturities of Iron Mountain's indebtedness for 1997, 1998, 1999, 2000 and 2001 are $0.4 million, $0.4 million, $0.4 million, $7.8 million and $9.3 million respectively. Subsequent to December 31, 1996, Iron Mountain borrowed $15.0 million under the Credit Agreement to finance acquisitions. As of March 7, 1997, Iron Mountain had $199.6 million in total indebtedness and $126.0 million available under the Credit Agreement.

      Under the Credit Agreement, Iron Mountain is required to use interest rate protection products to reduce its exposure to increases in interest rates. As of December 31, 1996, Iron Mountain had $184.7 million of total debt, of which $175.7 million had fixed interest rates and $9.0 million had variable interest rates. Consistent with the Credit Agreement, the Company has in place interest rate cap agreements covering a notional amount of $30.0 million. See Note 3 of Notes to Iron Mountain's Consolidated Financial Statements.

      Future Capital Needs. Iron Mountain's ability to generate cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with borrowings from existing and possible future credit facilities will be sufficient for the foreseeable future to meet debt service requirements and to make possible future acquisitions and capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to Iron Mountain.

      At the 1997 Annual Meeting of Stockholders, the stockholders of Iron Mountain will be asked to approve an amendment to the Restated Certificate of Incorporation of Iron Mountain to increase the number of shares of Common Stock that Iron Mountain is authorized to issue from 13,000,000 to 20,000,000 shares. Such additional shares would provide Iron Mountain with additional flexibility to issue shares in connection with business acquisitions or for cash through sales of stock to public and private investors. There can be no assurance that such approval will be received.

      Seasonality. Historically, Iron Mountain's business has not been subject to seasonality in any material respect.

      Inflation. Certain of Iron Mountain's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although Iron Mountain to date has been able to offset inflationary cost increases through increased operating efficiencies, there can be no assurance that Iron Mountain will be able to offset any future inflationary cost increases through similar efficiencies or increased storage or service charges.

  Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
  Report of Independent Public Accountants .....................................................38
  Consolidated Balance Sheets, December 31, 1995 and 1996.......................................39
  Consolidated Statements of Operations, Years ended December 31, 1994, 1995 and 1996...........40
  Consolidated Statements of Stockholders' Equity, Years ended December 31,
      1994, 1995 and 1996.......................................................................41
  Consolidated Statements of Cash Flows, Years ended December 31, 1994, 1995 and 1996...........44
  Notes to Consolidated Financial Statements....................................................45

  Financial Statement Schedule:
      Report of Independent Public Accountants .................................................59
      Schedule II - Valuation and Qualifying Accounts...........................................60

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
   Iron Mountain Incorporated:

     We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Delaware corporation) and its subsidiaries, as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 4, 1997 (except for
Note 11.a and e. for which
the date is March 19, 1997)

                           IRON MOUNTAIN INCORPORATED
            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1995 AND 1996
                             (Amounts in thousands)

                                     ASSETS

                                                                                             December 31,
                                                                                     ---------------------------
                                                                                          1995           1996
                                                                                     ------------   ------------
Current Assets:
  Cash and Cash Equivalents.....................................................     $      1,585   $      3,453
  Accounts Receivable (Less Allowances of $651 and $1,061
     as of 1995 and 1996, Respectively).........................................           16,936         24,136
  Inventories...................................................................              682            767
  Deferred Income Taxes.........................................................            1,943          3,378
  Prepaid Expenses and Other....................................................            1,862          3,054
                                                                                     ------------   ------------
          Total Current Assets..................................................           23,008         34,788

Property, Plant and Equipment:
  Property, Plant and Equipment.................................................          125,240        163,495
  Less -- Accumulated Depreciation..............................................          (32,564)       (45,146)
                                                                                     ------------   ------------
          Net Property, Plant and Equipment.....................................           92,676        118,349

Other Assets:
  Goodwill, net.................................................................           59,253        109,363
  Customer Acquisition Costs, net...............................................            5,210          6,334
  Deferred Financing Costs, net.................................................            2,638          7,358
  Other.........................................................................            4,096          5,607
                                                                                     ------------   ------------
          Total Other Assets....................................................           71,197        128,662
                                                                                     ------------   ------------
Total Assets....................................................................     $    186,881   $    281,799
                                                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-term Debt.............................................     $      2,578   $        396
  Accounts Payable..............................................................            4,797          3,750
  Accrued Expenses..............................................................           10,917         17,275
  Deferred Income...............................................................            3,108          4,995
  Other Current Liabilities.....................................................              469            414
                                                                                     ------------   ------------
          Total Current Liabilities.............................................           21,869         26,830

Long-term Debt, Net of Current Portion..........................................          119,296        184,337
Other Long-term Liabilities.....................................................            6,769          6,576
Deferred Rent...................................................................            7,983          7,651
Deferred Income Taxes...........................................................            3,621          4,021

Commitments and Contingencies (see Note 8)

Redeemable Put Warrant..........................................................            6,332             --

Stockholders' Equity:
  Preferred Stock...............................................................                5             --
  Common Stock..................................................................                0            101
  Additional Paid-In Capital....................................................           28,809         62,135
  Accumulated Deficit...........................................................           (7,803)        (9,852)
                                                                                     ------------   ------------
          Total Stockholders' Equity............................................           21,011         52,384
                                                                                     ------------   ------------
Total Liabilities and Stockholders' Equity......................................     $    186,881   $    281,799
                                                                                     ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                  (Amounts in thousands except per share data)

                                                                                1994               1995             1996
                                                                            ------------      -------------     -------------
 Revenues:
   Storage...............................................................   $     54,098      $      64,165     $      85,826
   Service and Storage Material Sales....................................         33,520             40,271            52,892
                                                                            ------------      -------------     -------------
          Total Revenues.................................................         87,618            104,436           138,718

 Operating Expenses:
   Cost of Sales (Excluding Depreciation)................................         45,880             52,277            70,747
   Selling, General and Administrative...................................         20,853             26,035            34,342
   Depreciation and Amortization.........................................          8,690             12,341            16,936
                                                                            ------------      -------------     -------------
          Total Operating Expenses.......................................         75,423             90,653           122,025
                                                                            ------------      -------------     -------------

 Operating Income........................................................         12,195             13,783            16,693
 Interest Expense........................................................          8,954             11,838            14,901
                                                                            ------------      -------------     -------------

          Income Before Provision for Income Taxes.......................          3,241              1,945             1,792

 Provision for Income Taxes..............................................          1,957              1,697             1,435
                                                                            ------------      -------------     -------------

          Income Before Extraordinary Charge.............................          1,284                248               357

 Extraordinary Charge from Early Retirement of
          Debt (Net of  Tax Benefit of $1,413)...........................             --                 --             2,126
                                                                            ------------      -------------     -------------

          Net Income (Loss) .............................................          1,284                248            (1,769)

 Accretion of Redeemable Put Warrant.....................................          1,412              2,107               280
                                                                            ------------      -------------     -------------

          Net Loss Applicable to Common Stockholders.....................   $       (128)     $      (1,859)    $      (2,049)
                                                                            ============      =============     =============

 Net Income (Loss) per Common and Common Equivalent Share:

          Income Before Extraordinary Charge and
               Accretion of Put Warrant..................................   $       0.16      $        0.03     $        0.04
          Accretion of Put Warrant.......................................          (0.18)             (0.27)            (0.03)
                                                                            ------------      -------------     -------------
          Income (Loss) Before Extraordinary Charge .....................          (0.02)             (0.24)             0.01
          Extraordinary Charge (Net of Tax Benefit) .....................             --                 --             (0.21)
                                                                            ------------      -------------     -------------

 Net Loss Per Common and Common Equivalent Share.........................   $      (0.02)     $       (0.24)    $       (0.20)
                                                                            ============      =============     =============

 Weighted Average Common and Common
          Equivalent Shares Outstanding..................................          7,984              7,784            10,137









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     AS OF DECEMBER 31, 1994, 1995 AND 1996
                             (Dollars in thousands)

                                                                                                December 31,
                                                                              ---------------------------------------------
                                                                                  1994             1995            1996
                                                                              ------------     -----------     ------------
 Series A1 Preferred Stock:

   Balance, Beginning of Period........................................       $          2     $         1     $          0
   Conversion of 100,000 Shares of Series A1
      Preferred Stock to Series A2 Preferred Stock.....................                 (1)             --               --
   Conversion of 43,500 Shares of Series A1
     Preferred Stock to Series A3 Preferred Stock......................                 --              (1)              --
   Conversion of 6,500 Shares of Series A1
      Preferred Stock to Common Stock - Voting.........................                 --              --               (0)
                                                                              ------------     -----------     ------------
    Balance, End of Period; (50,000, 6,500 and
      0 Shares Outstanding as of December 31,
      1994, 1995 and 1996, Respectively)...............................                  1               0               --
                                                                              ------------     -----------     ------------

 Series A2 Preferred Stock:

   Balance, Beginning of Period........................................                 --               1                1
   Conversion of 100,000 Shares of Series A1
      Preferred Stock to Series A2 Preferred Stock.....................                  1              --               --
   Repurchase of 2,000 Shares of Series A2 Preferred Stock.............                 --               0               --
   Conversion of 25,321 Shares of Series A2
      Preferred Stock to Common Stock - Non-Voting.....................                 --              --               (0)
   Conversion of 72,679 Shares of Series A2
      Preferred Stock to Common Stock - Voting.........................                 --              --               (1)
                                                                              ------------     -----------     ------------
   Balance, End of Period; (100,000, 98,000 and
      0 Shares Outstanding as of December 31,
      1994, 1995 and 1996, Respectively)...............................                  1               1               --
                                                                              ------------     -----------     ------------

 Series A3 Preferred Stock:

   Balance, Beginning of Period........................................                 --              --               1
   Conversion of 43,500 Shares of Series A1
      Preferred Stock to Series A3 Preferred Stock.....................                 --               1              --
   Conversion of 43,500 Shares of Series A3
      Preferred Stock to Common Stock - Voting.........................                 --              --              (1)
                                                                              ------------     -----------     -----------
   Balance, End of Period (None Outstanding as of December
     31, 1994; 43,500 and 0 Shares Outstanding as of
     December 31, 1995 and 1996, Respectively).........................                 --               1              --
                                                                              ------------     -----------     -----------

 Series C Preferred Stock:

   Balance, Beginning of Period........................................                  3               3               3
   Conversion of 351,395 Shares of Series C
      Preferred Stock to Common Stock - Voting.........................                 --              --              (3)
                                                                              ------------     -----------     -----------
   Balance, End of Period; (351,395, 351,395 and
      0 Shares Outstanding as of December 31, 1994,
      1995 and 1996, Respectively).....................................                  3               3              --
                                                                              ------------     -----------     -----------

      Total Preferred Stock............................................                  5               5              --
                                                                              ------------     -----------     -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (Continued)
                             (Dollars in thousands)

                                                                                                December 31,
                                                                             ---------------------------------------------
                                                                                  1994            1995            1996
                                                                             ------------     ------------    ------------
Class A Common Stock:

  Balance, Beginning of Period........................................                  0                0               0
  Exercise of 15,976 Stock Options in 1995............................                 --                0              --
  Conversion of 44,888 Shares of Class A
     Common Stock to Common Stock - Voting............................                 --               --              (0)
                                                                             ------------     ------------    ------------
   Balance, End of Period; (28,912, 44,888 and 0 Shares
     Outstanding as of December 31, 1994, 1995 and
     1996, Respectively)..............................................                  0                0              --
                                                                             ------------     ------------    ------------

Class C Common Stock:

  Balance, Beginning of Period........................................                  0               --              --
  Repurchase of 17,289 Shares of Class C Common Stock.................                 (0)              --              --
                                                                             ------------     ------------    ------------
  Balance, End of Period; (None Outstanding as of
     December 31, 1994, 1995 and 1996, Respectively)..................                 --               --              --
                                                                             ------------     ------------    ------------

Common Stock - Voting:

  Balance, Beginning of Period........................................                 --               --              --
  Conversion of 474,074 Shares of Preferred Stock
     and 44,888 Shares of Class A Common Stock to
     Common Stock - Voting............................................                 --               --              73
  Issuance of 2,350,000 Shares in Initial Public Offering ............                 --               --              23
  Exercise of 6,896 Stock Options ....................................                 --               --               0
  Issuance of 915 Shares for Services ................................                 --               --               0
  Conversion of 22,705 Shares of Common
     Stock - Non-Voting to Common Stock - Voting......................                 --               --               0
                                                                             ------------     ------------    ------------
  Balance, End of Period; (None Outstanding as of
     December 31, 1994 and 1995; 9,657,657 Outstanding
     as of December 31, 1996).........................................                 --               --              96
                                                                             ------------     ------------    ------------




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (Continued)
                             (Dollars in thousands)

                                                                                               December 31,
                                                                              -------------------------------------------
                                                                                  1994             1995           1996
                                                                              -----------       ----------      ---------
Common Stock - Non-Voting:

  Balance, Beginning of Period..........................................               --               --             --
  Conversion of 25,321 Shares of Series A2 Preferred Stock
     to 500,000 Shares of Common Stock - Non-Voting ....................               --               --              5
  Conversion of 22,705 Shares of Common
     Stock - Non-Voting to Common Stock - Voting........................               --               --             (0)
                                                                              -----------       ----------      ---------
  Balance, End of Period; (None Outstanding as of
     December 31, 1994 and 1995;  477,295 Outstanding
     as of December 31, 1996)...........................................               --               --              5
                                                                              -----------       ----------      ---------

     Total Common Stock.................................................               --               --            101
                                                                              -----------       ----------      ---------

Additional Paid in Capital:

  Balance, Beginning of Period..........................................      $    29,858       $   28,808      $   28,809
  Repurchase of 17,289 Shares of Class C Common Stock...................           (1,050)              --              --
  Repurchase of 2,000 Shares of Series A2 Preferred Stock...............               --             (199)             --
  Issuance of 15,976 Shares of Class A Common
     Stock Pursuant to Option Exercises ................................               --              200              --
  Conversion of Preferred Stock and Class A Common
    Stock to Common Stock - Voting and Common
      Stock - Non-Voting................................................               --               --             (73)
  Issuance of 2,350,000 Shares of Common Stock - Voting
     Pursuant to the Company's Initial Public Offering of
     Common Stock.......................................................               --               --          33,262
  Issuance of 6,896 Shares of Common
     Stock - Voting Pursuant to Option Exercises .......................               --               --              66
  Issuance of 915 Shares of Common
     Stock - Voting for Services .......................................               --               --              19
  Tax Benefit of Option Exercises.......................................               --               --              52
                                                                              -----------       ----------      ----------
  Balance, End of Period................................................           28,808           28,809          62,135
                                                                              -----------       ----------      ----------

Accumulated Deficit:

  Balance, Beginning of Period..........................................           (5,816)          (5,944)         (7,803)
  Net Income (Loss).....................................................            1,284              248          (1,769)
  Accretion of Redeemable Put Warrant...................................           (1,412)          (2,107)           (280)
                                                                              -----------       ----------      ----------
  Balance, End of Period................................................           (5,944)          (7,803)         (9,852)
                                                                              -----------       ----------      ----------

Total Stockholders' Equity..............................................      $    22,869       $   21,011      $   52,384
                                                                              ===========       ==========      ==========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     AS OF DECEMBER 31, 1994, 1995 AND 1996
                             (Amounts in thousands)

                                                                                 1994           1995           1996
                                                                              ---------      ---------      ----------
Cash Flows from Operating Activities:
  Net Income (Loss)...................................................        $   1,284      $     248      $  (1,769)
  Adjustments to Reconcile Net Income (Loss) to Cash
     Flows Provided by Operations:
     Depreciation and Amortization....................................            8,690         12,341         16,936
     Amortization of Financing Costs..................................            1,046          1,135            857
     Provision For Doubtful Accounts..................................              356            630            639
     Extraordinary Loss on Early Retirement of Debt...................               --             --          3,539
     Loss on Sale of Fixed Assets.....................................              278            400             --
     Other Long-term Liabilities......................................             (394)          (527)          (193)
  Changes in Assets and Liabilities (Exclusive of
     Acquisitions):
     Accounts Receivable..............................................           (2,163)        (3,171)        (4,395)
     Inventory, Prepaid Expenses and Other Assets.....................             (556)          (739)          (878)
     Deferred Income Taxes............................................            1,714          1,179           (973)
     Accounts Payable.................................................               83            265         (1,278)
     Accrued Expenses.................................................            1,191          4,252          3,642
     Deferred Rent....................................................              441           (110)          (332)
     Deferred Income..................................................              (26)          (301)           161
     Other Liabilities................................................             (369)           125            (56)
                                                                              ---------      ---------      ---------
     Cash Flows Provided by Operations................................           11,575         15,727         15,900
                                                                              ---------      ---------      ---------
Cash Flows from Investing Activities:
  Capital Expenditures................................................          (16,980)       (15,253)       (24,446)
  Additions to Customer Acquisition Costs.............................           (1,366)        (1,379)        (1,642)
  Cash Paid for Acquisitions..........................................           (2,846)       (33,048)       (68,496)
  Proceeds from Sale of Assets........................................            2,973             73             --
  Other, Net..........................................................              705             71            (25)
                                                                              ---------      ---------      ---------
     Cash Flows Used in Investing Activities..........................          (17,514)       (49,536)       (94,609)
                                                                              ---------      ---------      ---------
Cash Flows From Financing Activities:
  Repayment of Debt...................................................          (13,642)          (812)      (171,730)
  Net Proceeds from Borrowings........................................           21,350         36,350         69,570
  Net Proceeds from Sale of Senior Subordinated Notes.................               --             --        160,050
  Net Proceeds from Initial Public Offering...........................               --             --         33,285
  Retirement of Redeemable Put Warrant................................               --             --         (6,612)
  Prepayment Penalties on Early Retirement of Debt....................               --             --         (1,785)
  Cash From Exercise of Stock Options.................................               --            200             66
  Repurchase of Stock.................................................           (1,050)          (199)            --
  Financing Costs.....................................................               (7)        (1,448)        (2,267)
                                                                              ---------      ---------      ---------
     Cash Flows Provided by Financing Activities......................            6,651         34,091         80,577
                                                                              ---------      ---------      ---------
Increase in Cash......................................................              712            282          1,868
Cash and Cash Equivalents, Beginning of Year..........................              591          1,303          1,585
                                                                              ---------      ---------      ---------
Cash and Cash Equivalents, End of Year................................        $   1,303      $   1,585      $   3,453
                                                                              =========      =========      =========

Supplemental Information:

Cash Paid for Interest................................................        $   7,741      $   9,111      $  11,590
                                                                              =========      =========      =========

Cash Paid for Income Taxes............................................        $     339      $   1,177      $     197
                                                                              =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Amounts in thousands except share data)

1. Nature of Business

     The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated and its subsidiaries (collectively "Iron Mountain" or the "Company"). Iron Mountain is a full service records management company providing storage and related services for all media in various locations throughout the United States to Fortune 500 Companies and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations.

2. Summary of Significant Accounting Policies

    a. Principles of Consolidation

     The financial statements reflect the financial position and results of operations of Iron Mountain on a consolidated basis. All significant intercompany account balances have been eliminated.

    b. Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

             Buildings........................................   40 to 50 years
             Leasehold improvements...........................   8 to 10 years or the life of the lease,
                                                                   whichever is shorter
             Racking..........................................   10 to 20 years
             Warehouse equipment/vehicles.....................   5 to 10 years
             Office equipment.................................   3 to 5 years
             Computer hardware and software...................   3 to 5 years

     Property, plant and equipment consist of the following:

                                                           December 31,
                                                    --------------------------
                                                      1995              1996
                                                    --------          --------
     Real property.............................     $ 34,162          $ 38,552
     Leasehold improvements....................       11,206            14,918
     Racking...................................       53,348            72,854
     Warehouse equipment/vehicles..............        5,810             7,730
     Furniture and fixtures....................        2,754             3,839
     Computer hardware and software............       13,729            19,786
     Construction in progress..................        4,231             5,816
                                                    --------          --------
                                                    $125,240          $163,495
                                                    ========          ========

     The Company develops various software applications for internal use. Payroll and related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project) are capitalized and amortized over the useful life of the software. Capitalization begins when the design stage of the application has been completed, it is probable that the project will be completed and the application will be used to perform the function intended. Amortization begins when the software is placed in service.

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Minor maintenance costs are expensed as incurred. Major improvements to the leased buildings are capitalized as leasehold improvements and depreciated as described above.

    c. Revenue Recognition

     Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Amounts related to future storage for customers where storage fees are billed in advance are accounted for as deferred income and amortized over the applicable period.

    d. Goodwill

     Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 25 years. The Company assesses the recoverability of goodwill, as well as other long lived assets based upon expectations of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." Accumulated amortization of goodwill was $15,074 and $18,858 as of December 31, 1995 and 1996, respectively. In 1995, the Company recorded a $900 impairment of goodwill related to one of its subsidiaries.

    e. Deferred Financing Costs

     Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 1995 and 1996, deferred financing costs were $4,688, and $7,998, respectively, and accumulated amortization of those costs were $2,050, and $640, respectively.

    f. Customer Acquisition Costs

     Costs, net of revenues received for the initial transfer of the records, related to the acquisition of large volume accounts (accounts consisting of 10,000 or more cartons) are capitalized and amortized for an appropriate period not exceeding 12 years, unless the customer terminates its relationship with the Company, at which time the unamortized cost is charged to expense. However, in the event of such termination, the Company collects and records as income permanent removal fees that generally equal or exceed the amount of unamortized customer acquisition costs. As of December 31, 1995 and 1996 those costs were $6,492 and $8,134, respectively, and accumulated amortization of those costs were $1,282 and $1,800, respectively.

    g. Deferred Rent

     The Company has entered into various leases for buildings used in the storage of records. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying balance sheets. In addition, the Company has assumed various unfavorable leases in connection with certain of its acquisitions. The discounted present value of these lease obligations in excess of market rate at the date of the acquisition was recorded as a deferred rent liability and is being amortized over the remaining lives of the respective leases.

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    h. Inventories

     Inventories are carried at the lower of cost using the first-in, first-out basis or market and are comprised primarily of cartons.

    i. Accrued Expenses

     Accrued expenses consist of the following:

                                                December 31,
                                       ----------------------------------
                                             1995                1996
                                       ----------------- ----------------
     Incentive compensation...........       $ 1,701          $ 2,287
     Interest.........................         1,737            4,247
     Workers' compensation............         2,415            2,949
     Payroll .........................           920            1,448
     Other............................         4,144            6,344
                                             -------          -------
                                             $10,917          $17,275
                                             =======          =======

    j.  Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed based on the weighted average number of common and common stock equivalent shares outstanding during each period. Common stock equivalents consist of preferred stock that is convertible into common stock and employee options to purchase common stock. Pursuant to certain SEC regulations, the calculation of weighted average shares outstanding assumes the conversion of preferred stock for all periods presented. The stock options have not been included in the calculation of common stock equivalents for 1994 and 1995 because their dilutive effect was immaterial.

     On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The new standard must be applied beginning in 1998 and at that time will require restatement of previously reported earnings per share. The new statement cannot be applied early. The Company believes that the effect of applying the new standard will not be material.

    k.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    l.  Cash and Cash Equivalents

     The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities which have original maturities of less than 90 days. Cash and cash equivalents are carried at cost which approximates fair market value.

   m.  Stock-Based Compensation

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

    n.  Interest Rate Caps

     Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in other assets in the Consolidated Balance Sheets. Amounts receivable, if any, under cap agreements are accounted for as a reduction of interest expense.

3. Debt

     Debt consists of the following:

                                                                  December 31,
                                                           ------------------------------
                                                                1995           1996
                                                           -------------- ---------------
     10-1/8% Senior Subordinated Notes Due 2006 ...........   $     --        $165,000
     $100,000 New Credit Facility .........................         --           9,000
     Old Credit Agreement..................................     95,725              --
     Chrysler Notes........................................     14,772              --
     Real estate mortgages.................................     10,797          10,733
     Other.................................................        580              --
                                                              --------        --------
         Long-term debt....................................    121,874         184,733
         Less -- current portion...........................     (2,578)           (396)
                                                              --------        --------
         Long-term debt, net of current portion............   $119,296        $184,337
                                                              ========        ========

     At December 31, 1995, the Company had two term loans, an acquisition credit facility and a working capital facility (collectively, the "Old Credit Agreement") of $125,000. The outstanding indebtedness under the Old Credit Agreement was paid in full on October 1, 1996 with a portion of the net proceeds from the sale of $165,000 of 10-1/8% Senior Subordinated Notes due 2006 (the "Notes"). Interest on the facility was based, at the Company's option, on a choice of base rates plus a margin. The margin varied depending on the base rate selected.

     The Chrysler Notes were issued in 1990 with an original maturity date of 2000. A warrant was issued in connection with the Chrysler Notes to which management assigned an initial value of $750 for financial reporting purposes (see Note 5). The value of the warrant was being accounted for as an original issue discount of the Chrysler Notes and was amortized as interest expense over the life of the loan using the effective interest rate method. The Chrysler Notes were paid in full with a portion of the net proceeds from the Notes.

     On September 30, 1996, Iron Mountain entered into a new $100 million revolving credit facility (the "New Credit Facility"). The New Credit Facility is a five year revolving credit facility maturing on September 30, 2001. At December 31, 1996, the weighted average interest rate on outstanding borrowings under the New Credit Facility was 8.0%.

     The New Credit Facility specifies certain minimum or maximum relationships between operating cash flows (earnings before interest, taxes, depreciation, amortization and extraordinary charges) and interest, total debt and fixed charges. There are restrictions on dividends declared by the Company, sales or pledging of assets, capital expenditures and changes in business and ownership; cash dividends are effectively prohibited. As of December 31, 1996, the Company was in compliance with all of its debt covenants. Loans under the New Credit Facility are secured by the capital stock of all of the Company's subsidiaries.

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The interest rate on loans under the New Credit Facility varies, at the Company's option, on a choice of base rates plus an applicable margin. The applicable margin varies depending on the base rate selected and certain debt ratios. The timing of interest payments also varies with the base rate selected.

     Under the New Credit Facility, the Company is required to maintain an interest rate protection program. Pursuant to this requirement, the Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.


      Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1995 and 1996, the Company was a party to three interest rate cap agreements, each covering a notional amount of $10,000. One agreement expires on August 12, 1997 and the other two agreements expire on March 24, 1998. The agreements entitle the Company to receive from counterparties, on a quarterly basis, certain payments, if the three month LIBOR rate exceeds 7.5%.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap agreements but has no off balance sheet risk of accounting loss.

      On October 1, 1996, the Company issued $165 million of 10-1/8% Senior Subordinated Notes due 2006. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on April 1, 1997. The net proceeds were $160.1 million after underwriting discounts and commissions. The proceeds were used to repay outstanding bank debt under the Old Credit Agreement, the Chrysler Notes and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of such indebtedness, the Company incurred an extraordinary charge of $3,539 not including related tax benefit of $1,413, during the fourth quarter of 1996. The charge consists of a prepayment penalty, the write-off of deferred financing costs, original issue discount and loss on termination of interest rate protection agreements.

     The Notes contain covenants and restrictions similar to, or less restrictive than, the New Credit Facility. After September 30, 2001, and subject to certain restrictions, the Company may, at its option, redeem any or all of the Notes at face value, plus a premium ranging from approximately 2% to 9% through September 30, 2004. Thereafter, the Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Notes may require the Company to repurchase the Notes.

     The Notes are fully and unconditionally guaranteed, on a joint and several basis, on a senior subordinated basis, by all of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company, substantially all of the assets of which are the stock of the Subsidiary Guarantors, and substantially all of the operations of which are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

     The real estate mortgages consist of an $8,037, 10 year, 11% mortgage based on 30 year amortization with a $7,495 balloon payment due October, 2000 and a $3,000, 8% note that is payable in various installments commencing in 1997 and maturing in November, 2006.

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Maturities of long-term debt are as follows:

                    Year                        Amount
              ----------------------------- ------------
              1997.........................     $    396
              1998.........................          379
              1999.........................          389
              2000.........................        7,794
              2001.........................        9,300
              Thereafter...................      166,475
                                               ---------
                                                $184,733
                                               =========

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the Company has estimated the following fair values for its long-term debt as of December 31, 1996:

                                                   Carrying       Fair
                                                    Amount        Value
                                                  ---------     ---------
      New Credit Facility.....................    $  (9,000)    $  (9,000)
      Real estate mortgages...................      (10,733)      (10,137)
      10-1/8% Senior Subordinated Notes ......     (165,000)     (156,398)

4. Acquisitions

     During 1994, the Company purchased substantially all of the assets, and assumed certain liabilities, of three separate records management businesses. During 1995, the Company purchased substantially all of the assets, and assumed certain liabilities, of four additional records management businesses and during 1996, the Company purchased substantially all of the assets, and assumed certain liabilities, of another sixteen records management businesses. Each of these acquisitions was accounted for using the purchase method of accounting and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and liabilities of each acquisition has been assigned to goodwill ($2,484, $26,054 and $53,894 in 1994, 1995 and 1996, respectively) and is being amortized over the estimated benefit period of 25 years. Funds used to make the various acquisitions were provided through the Company's credit facilities and a portion of the net proceeds from the Offering and the sale of the Notes. A summary of the cash consideration (not including contingent payments of approximately $4,000 based on the achievement of certain revenue targets in 1997 and 1998) and allocation of the purchase price as of the acquisition dates are as follows:

                                                             1994              1995            1996
                                                           --------         --------         ---------
      Fair value of assets acquired..............          $  3,223         $ 41,286         $  73,370
      Liabilities assumed........................              (377)          (8,238)           (4,874)
                                                           --------         --------         ---------
      Cash paid..................................          $  2,846         $ 33,048         $  68,496
                                                           ========         ========         =========

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The following unaudited pro forma combined information shows the results of the Company's operations for the years ended December 31, 1995 and 1996 as though each of the completed acquisitions had occurred as of the beginning of the period reported:

                                                                                     1995                 1996
                                                                                 -------------        -------------
       Revenues .........................................................        $     140,900        $     154,076
       Loss before extraordinary charge .................................               (1,989)                (243)
       Net loss applicable to common stockholders .......................               (4,096)              (2,649)
       Loss per common and common equivalent share before
           extraordinary charge and accretion of put warrant ............                (0.26)               (0.02)
       Net loss per common and common equivalent share ..................                (0.53)               (0.27)

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the period reported or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the companies. Certain acquisitions completed in the fourth quarter of 1996 are not included in the pro forma results as their effect was immaterial.

     In connection with the acquisitions completed in 1996, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, the Company established reserves of $1,883. These amounts were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". During 1996, the Company expended $602 for restructuring costs. These expenditures consisted primarily of severance costs, move costs and costs relating to exited facilities. As of December 31, 1996, the Company had a total of $1,340 accrued for restructuring costs on all of its acquisitions.

5. Capital Stock, Redeemable Put Warrant and Stock Options

    a.  Capital Stock

     On February 6, 1996, the Company completed an initial public offering of its Common Stock (the "Offering"). Pursuant to the Offering, the Company issued 2,350,000 shares of Common Stock - Voting.

     In connection with the Offering, the Board of Directors approved, and the shareholders ratified, a recapitalization and the designation of three new classes of stock as follows:

                                                            Authorized
   Class                                                      Shares
   ------------------------------------------------ --------------------
   Preferred stock, $.01 par value.................         2,000,000
   Common stock - voting, $.01 par value...........        13,000,000
   Common stock - non-voting, $.01 par value.......         1,000,000

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Upon consummation of the Offering, all shares of capital stock were automatically converted into shares of Common Stock - Voting and, in the case of one stockholder, Common Stock - Non-Voting. The number of common shares received upon conversation were as follows:

                                                                               Common
                                                ------------------------------------------------------
                                                     Preferred         Voting            Non-Voting
                                                ----------------- ------------------ -----------------
  Series A1 and Series A3...................           50,000              987,314              --
  Series A2.................................           98,000            1,435,146         500,000
  Series C..................................          351,395            4,809,793              --

     The following table summarizes the number of shares authorized, issued and outstanding for each issue of the Company's capital stock as of December 31:

                                                                              Number of Shares
                                                       ----------------------------------------------------------------
                                                                 Authorized                 Issued and Outstanding
                                                       -------------------------------- -------------------------------
Equity Type                              Par Value          1995            1996             1995            1996
-------------------------------------- --------------- --------------- ---------------- --------------- ---------------
Series A1 preferred stock ...........       $.01                6,500               --           6,500              --
Series A2 preferred stock ...........       $.01               98,000               --          98,000              --
Series A3 preferred stock ...........       $.01               43,500               --          43,500              --
Series B preferred stock ............       $.01              148,000               --              --              --
Series C preferred stock ............       $.01              351,395               --         351,395              --
Preferred stock .....................       $.01                   --        2,000,000              --              --
Class A common stock ................       $.01           13,000,000               --          44,888              --
Class B common stock ................       $.01           10,300,000               --              --              --
Class C common stock ................       $.01                    1               --              --              --
Common stock-voting .................       $.01                   --       13,000,000              --       9,657,657
Common stock-non-voting..............       $.01                   --        1,000,000              --         477,295

     In 1995, the Company declared a 15.4215-for-1 stock split of the Class A and Class B Common Stock in the form of a stock dividend. All weighted average common share and stock related data in the consolidated financial statements have been retroactively restated to reflect the stock split.

    b.  Redeemable Put Warrant

     In connection with the issuance of the Chrysler Notes, the Company also issued a put warrant, dated December 14, 1990 (the "Warrant"), exercisable for 444,385 shares of common stock for nominal consideration upon the occurrence of certain specified events. On February 7, 1996, in connection with the Offering, the Warrant was redeemed for $6,612. This Warrant has been accreted each year using the effective interest rate method based on the Warrant's estimated redemption value at its estimated redemption date of February 15, 1996 and is reflected as a redeemable put warrant in the accompanying balance sheets.

    c.  Stock Options

     In September, 1991 the Company created a non-qualified stock option plan pursuant to which up to 444,385 shares of Class A common stock of the Company could be issued at the discretion of the Stock Option Committee to key employees, consultants and directors.

     Effective November 30, 1995, the Board of Directors approved the adoption of the 1995 Stock Incentive Plan (the "Stock Option Plan"), which replaced the previous stock option plan. A total of

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1,000,000 shares of Common Stock are available for grant as options and other rights under the Stock Option Plan, including the options issued under the 1991 plan.

     Effective December 21, 1995, the Board of Directors approved the 1995 Stock Option Plan for Non-Employee Directors that permits non-employee Directors to elect to receive all or a portion of their compensation in the form of Common Stock. Directors electing to receive Common Stock will, as an incentive, receive an amount of stock equivalent to 110% of the directors compensation otherwise due to be paid in cash. During 1996, the Company issued 915 shares under the plan. At December 31, 1996, there were 14,085 shares reserved for issuance under the plan.


     The following is a summary of stock option transactions during the applicable periods:

                                                                   Weighted Average
                                                   Options          Exercise Price
                                             ----------------- ------------------------
Options outstanding, December 31, 1993.....        286,618               $  6.85
  Canceled.................................        (25,134)                 6.48
                                                   -------
Options outstanding, December 31, 1994.....        261,484                  6.89
  Granted..................................         97,018                 12.58
  Exercised................................        (15,976)                12.58
  Canceled.................................         (8,219)                11.21
                                                   -------
Options outstanding, December 31, 1995.....        334,307                  8.16
  Granted..................................        453,854                 16.49
  Exercised................................         (6,896)                 9.58
  Canceled.................................        (18,404)                11.76
                                                    ------
Options outstanding, December 31, 1996.....        762,861                 13.02
                                                   =======

     The stock options were granted with exercise prices equal to or greater than the fair market value at the date of grant. The majority of options become exercisable ratably over a period of five years unless the holder terminates employment. As of December 31, 1996, 220,129 of the options outstanding were exercisable at a weighted average exercise price of $7.06 per share. The number of options available for grant at December 31, 1996 was 185,355.

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis. Had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common and common equivalent share would have been reduced to the pro forma amounts indicated in the table below:

                                                                                     Year Ended December 31,
                                                                               ---------------------------------
                                                                                   1995                 1996
                                                                               ------------         ------------
       Net loss applicable to common stockholders -- as reported ...           $  (1,859)           $  (2,049)
       Net loss applicable to common stockholders -- pro forma .....              (2,058)              (2,991)
       Net loss per common and common equivalent
           share -- as reported ....................................               (0.24)               (0.20)
        Net loss per common and common equivalent
           share -- pro forma ......................................               (0.26)               (0.30)

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    Consistent with SFAS No. 123, pro forma net income (loss) and earnings
(loss) per share have not been calculated for options granted prior to January 1, 1995. Accordingly, pro forma compensation cost may not be representative of that to be expected in future years.

    The weighted average fair value of options granted in 1995 and 1996 was $5.22 and $7.38 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

   Assumption                                1995           1996
   ------------------------------------ --------------- --------------
   Expected volatility ................     24.2%           24.2%
   Risk free interest rate ............     7.51            6.34
   Expected dividend yield ............      N/A             N/A
   Expected life of the option  .......     6.3 yrs         7.5 yrs

     At December 31, 1996, the options outstanding were exercisable at prices ranging from $6.48 to $30.38 per share and had a weighted average remaining contractual life of 7.8 years.

6. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               December 31,
                                                                      ----------------------------
                                                                         1995              1996
                                                                      ----------       -----------
     Accrued liabilities........................................      $    1,585       $     1,757
     Accrued rent...............................................           3,462             3,056
     Net operating loss carryforwards...........................           2,522             4,751
     AMT credit.................................................             628               587
     Deferred income............................................             360                --
     Other......................................................           1,150             1,719
                                                                      ----------       -----------
           Gross deferred tax assets............................           9,707            11,870
                                                                      ----------       -----------
     Other assets principally due to differences in
        amortization............................................          (2,051)           (2,150)
     Plant and equipment, principally due to
        differences in depreciation.............................          (7,201)           (7,039)
     Customer acquisition costs.................................          (1,716)           (2,337)
     Other......................................................            (417)               --
                                                                      -----------      -----------
           Gross deferred tax liabilities.......................         (11,385)          (11,526)
                                                                      ----------       -----------
                   Net deferred tax asset (liability)...........      $   (1,678)      $       344
                                                                      ==========       ===========

    At December 31, 1996, a non-current deferred tax asset of $987 is included in Other Assets in the accompanying Balance Sheets.

     The Company and its subsidiaries file a consolidated Federal income tax return. The provision for

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

income taxes consists of the following components:

                                                     Years ended December 31,
                                             ----------------------------------------
                                                1994            1995           1996
                                             ---------       ---------      ---------
    Federal -- current..................     $      68       $     422      $     958
    Federal -- deferred.................         1,416             837             57
    State -- current....................           175              96          1,450
    State -- deferred...................           298             342         (1,030)
                                             ---------       ---------      ---------
                                             $   1,957       $   1,697      $   1,435
                                             =========       =========      =========

     A reconciliation of total income tax expense and the amount computed by applying the US Federal income tax rate of 34% to income before income taxes is as follows:

                                                                     1994           1995            1996
                                                                   --------       --------        --------
       Computed "expected" tax provision...................        $  1,102       $    661        $    609
       Increase in income taxes resulting from:
         State taxes (net of federal tax benefit)..........             312            289             278
         Non-deductible goodwill
            amortization...................................             521            843             602
         Other.............................................              22            (96)            (54)
                                                                   --------       --------        --------
                                                                   $  1,957       $  1,697        $  1,435
                                                                   ========       ========        ========

     The Company has estimated Federal net operating loss carryforwards of $11,510 at December 31, 1996 to reduce future Federal income taxes, if any, which begin to expire in 2005. The Company also has estimated state net operating loss carryforwards of approximately $3,610 to reduce future state income taxes, if any. Additionally, the Company has alternative minimum tax credit carryforwards of $587 which have no expiration date and are available to reduce future income taxes, if any.

7. Quarterly Results of Operations (Unaudited)

Quarter Ended                                          Mar. 31             June 30             Sept. 30            Dec. 31
-------------------------------------------------------------------------------------------------------------------------------
1995
Revenues .......................................        $  24,338          $   25,886          $    26,570         $   27,642
Gross profit ...................................           12,114              12,998               13,682             13,365
Net loss applicable to common
    stockholders - (1) .........................             (274)               (259) (4)            (822)  (5)         (504) (6)
Net loss per share applicable to
    common stockholders ........................            (0.04)              (0.03)               (0.11)             (0.06)
-------------------------------------------------------------------------------------------------------------------------------
1996
Revenues........................................        $  31,028          $   32,922          $    36,019         $   38,749
Gross profit ...................................           15,360              16,207               17,311             19,093
Income (loss) before extraordinary
    charge .....................................              286                 411                   --               (340)
Net income (loss) applicable to
    common stockholders ........................                6 (2)             411 (7)               --             (2,466) (3)
Income (loss) per share before
    extraordinary charge applicable to
    common stockholders ........................             0.00                0.04                 0.00              (0.03)
Net income (loss) per share applicable
    to common stockholders .....................             0.00                0.04                 0.00              (0.23)

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(1) Includes charges of $452, $501, $554 and $600 respectively, related to the accretion of the put warrant.
(2)  Includes a charge of $280, related to the accretion of the put warrant.
(3) Includes an extraordinary charge of $2,126, net of tax benefit, related to the prepayment of certain indebtedness.
(4)  Includes a $360 after tax charge for litigation.
(5)  Includes a $900 write-down of the goodwill of a subsidiary.
(6) Includes a $300 after tax charge related to the relocation of the corporate accounting function from Los Angeles to Boston.
(7) Includes a $193 after tax charge related to the relocation of the corporate accounting function from Los Angeles to Boston.

8. Commitments and Contingencies

    a. Leases

     Iron Mountain leases most of its facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. The Company also leases equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $13,555, $15,661, and $21,114 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Minimum future lease payments are as follows:

                    Year                                   Operating
                  -------------------------------------    ---------
                  1997.................................    $  20,210
                  1998.................................       17,397
                  1999.................................       17,106
                  2000.................................       16,896
                  2001.................................       16,242
                  Thereafter...........................       80,332
                                                           ---------
                  Total minimum lease payments.........    $ 168,183
                                                           =========

    b. Litigation

     Iron Mountain is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Iron Mountain's financial condition or results of operations.

    c. Other

     The Company may be responsible for environmental clean-up costs at certain of its facilities. Estimated costs of approximately $800 to perform the necessary remediation work are included in other liabilities in the accompanying balance sheets. Management believes the ultimate outcome of the above issue will not have a material adverse effect on Iron Mountain's financial condition or results of operations.

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. Related Party Transactions

     Iron Mountain leases space to an affiliated company, Schooner Capital Corporation (Schooner) for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 1994, 1995 and 1996, Schooner paid Iron Mountain rent totaling $58, $49 and $68, respectively. Iron Mountain leases one facility from a landlord which is a related party. Total rental payments for the years ended December 31, 1994, 1995 and 1996 for this facility totaled $88, $93 and $94, respectively. In the opinion of management, both of these leases were entered into at market prices and terms.

10. Profit Sharing Retirement Plan

     The Company has a defined contribution plan which covers all non-union employees meeting certain service requirements. Eligible employees may elect to defer from 1 to 15% of compensation per pay period up to the amount allowed by the Internal Revenue Code. The Company makes matching contributions based on the amount of the employee contribution and years of credited service, according to a schedule as described in the Plan documents. The Company has expensed $168, $276 and $419 for the years ended December 31, 1994, 1995 and 1996, respectively.

11. Subsequent Events

    a.  Acquisitions

      Subsequent to December 31, 1996, the Company agreed to acquire substantially all of the assets and assume certain liabilities of five records management businesses for approximately $31,600 (not including contingent payments of up to approximately $800 based on the achievement of certain revenue targets in 1997 and 1998), in transactions accounted for under the purchase method. As of March 12, 1997, four of these transactions had been consummated. The fifth acquisition is expected to close during the second quarter of 1997.

    b.  Agreement to Merge with Safesite Records Management Corporation

     In addition to the acquisitions described above, in February 1997, the Company announced that it had reached a definitive agreement to merge with Safesite Records Management Corporation ("Safesite"), a privately held company based in the Boston, Massachusetts area.

     Safesite stockholders and holders of exercisable options will receive Iron Mountain common stock valued at approximately $50 million, plus approximately $12 million in cash. The number of shares of Iron Mountain common stock will be determined based on its market price, using a "collar" with a floor of $26.00 and a ceiling of $31.00. The transaction is subject to regulatory approval and the approval of Safesite's stockholders. The merger is expected to be completed during the second quarter of 1997.

    c.  Amendment and Restatement of the New Credit Facility

     On March 3, 1997, the Company amended the New Credit Facility, increasing the facility from $100 million to $150 million. In addition, certain other terms of the New Credit Facility, including interest rates, commitment fees and financial covenants were amended and restated.

                           IRON MOUNTAIN INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    d.  Actions of the Board of Directors

     On March 3, 1997, the Board of Directors:

     (1) Voted, subject to stockholder approval, to increase the number of authorized shares of Common Stock-Voting from 13,000,000 shares to 20,000,000 shares.

     (2) Increased, subject to stockholder approval, the number of shares available for grant as options under the 1995 Stock Incentive Plan by 400,000.

     (3) Amended the 1995 Stock Incentive Plan to, among other things, incorporate the provisions of the 1995 Non-Employee Directors' Plan.

     (4) Granted 22,900 options to various employees to purchase common stock at fair market value at the date of grant.

     (5) Voted to terminate the 1995 Non-Employee Directors' Plan as of June 30, 1997.

    e.  Facility Fire


      In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its record management facilities in South Brunswick, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. Management believes that insurance will cover substantially all of Iron Mountain's property and business interruption losses relating to the fires. However, Iron Mountain may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  Iron Mountain Incorporated:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Iron Mountain Incorporated for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated March 4, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 4, 1997

                                                                                                                   Schedule II

                           IRON MOUNTAIN INCORPORATED
                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)

                                                  Balance at
                                               Beginning of the                                             Balance at End of
Year Ended December 31,                              Year          Charged to Expense       Deductions         the Year
-------------------------------------------- --------------------- -------------------- ------------------- -------------------
Allowance for doubtful accounts:

1994 ..................................        $         502        $        356           $     (327)        $       531

1995 ..................................                  531                 630                 (510)                651

1996 ..................................                  651                 639                 (229)              1,061

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required by this item with respect to executive officers is set forth in Part I, page 21 under the caption "Executive Officers of Iron Mountain."

        The information required by this item with respect to Directors will be included in Iron Mountain's definitive Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

        The information required by this item will be included in Iron Mountain's definitive Proxy Statement and is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item will be included in the Company's definitive Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

        The information required by this item will be included in the Company's definitive Proxy Statement and is incorporated herein by reference.

                                     PART IV


Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedule filed as part of this report:

    As listed in the Index to Financial Statements and Financial Statement Schedule on page 37 hereof.

(a)(3)         Exhibits filed as part of this report:

    As listed in the Exhibit Index following the signature page hereof.

(b)     Report on Form 8-K.

    On November 8, 1996 the Company filed a current report on Form 8-K under
    Item 2 pertaining to the consummation of the acquisition of Mohawk Business Record Storage, Inc. No financial statements were filed as they were previously reported in the Company's registration statement on Form S-1, as amended (No. 333-10359).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Iron Mountain Incorporated


                                    By: /s/ C. Richard Reese
                                        ----------------------------------------
                                        C. Richard Reese, Chairman of the Board
                                        and Chief Executive Officer

Dated:  March 28, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                               Date
        ---------                           -----                               ----
 /s/ C. Richard Reese              Chairman of the Board                   March 28, 1997
---------------------------        and Chief Executive Officer
C. Richard Reese


 /s/ David S. Wendell              President, Chief Operating              March 28, 1997
---------------------------        Officer and Director
David S. Wendell


 /s/ Eugene B. Doggett             Executive Vice President,               March 28, 1997
---------------------------        Chief Financial Officer and
Eugene B. Doggett                  Director


 /s/ Jean A. Bua                   Vice President and Corporate            March 28, 1997
-------------------------------    Controller (principal
Jean A. Bua                        accounting officer)


 /s/ Constantin R. Boden           Director                                March 28, 1997
-------------------------
Constantin R. Boden


 /s/ Arthur D. Little              Director                                March 28, 1997
------------------------------
Arthur D. Little


 /s/ Vincent J. Ryan               Director                                March 28, 1997
-----------------------------
Vincent J. Ryan

                                INDEX TO EXHIBITS


        Exhibits indicated below are incorporated by reference to documents of the Company on file with the Securities and Exchange Commission. Exhibit numbers in parentheses refer to the Exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this Index). All other exhibits are filed herewith. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

    Exhibit No.                            Item                                   Exhibit
    -----------                            ----                                   -------

          2          Agreement and Plan of Merger, dated as of              Filed herewith as
                     February 19, 1997, by and among the Company,                Exhibit 2
                     IM-1 Acquisition Corp. and Safesite Records
                     Management Corporation

          3.1        Amended and Restated Certificate of                          (3.1)(1)
                     Incorporation of the Company, as amended

          3.2        By-Laws of the Company, as amended                           (3.2)(3)

          10.1       Credit Agreement, dated as of September 30,                  (10)(4)
                     1996, among the Company, the lenders party
                     thereto and The Chase Manhattan Bank, as
                     Administrative Agent

          10.2A      Amendment No. 1 to the Credit Agreement, dated         Filed herewith as
                     January 15, 1997, among the Company, the                 Exhibit 10.2A
                     lenders party thereto and The Chase Manhattan
                     Bank, as Administrative Agent

          10.2B      Amendment and Restatement to the Credit                Filed herewith as
                     Agreement, dated as of March 3, 1997, among the          Exhibit 10.2B
                     Company, the lenders party thereto and The
                     Chase Manhattan Bank, as Administrative Agent

          10.3       Indenture for 10-1/8% Senior Subordinated Notes        Filed herewith as
                     due 2006 by and among the Company, certain of            Exhibit 10.3
                     its subsidiaries and First National Association,
                     as trustee, dated October 1, 1996

          10.4       Iron Mountain Incorporated 1995 Stock Incentive             (10.6)(1)
                     Plan #

          10.5       Form of Iron Mountain Incorporated 1995 Stock               (10.7)(1)
                     Option Plan for Non-Employee Directors #



                                      -2-
    Exhibit No.                                                                   Page No.
    -----------                                                                   --------

          10.6       Asset Purchase Agreement, dated July 19, 1995,              (10.11)(1)
                     among IMRM, DataFile Services, Inc. and Cynthia
                     and Lee Macklin

          10.7       Asset Purchase and Sale Agreement, dated as of              (10.12)(1)
                     October 5, 1995, among IMRM, Brooks Records
                     Center, Inc. and Forty Acres, Ltd.

          10.8       Asset Purchase and Sale Agreement, dated as of              (10.13)(1)
                     November 1, 1995, among IMRM, Nashville Vault
                     Company, Ltd. and USA Vault Corporation

          10.9       Asset Purchase and Sale Agreement, dated                    (10.14)(1)
                     November 14, 1995, among IMRM, Data Vault
                     Corporation and Ralph Stoddard III

          10.10      Merger Agreement, dated as of November 17,                  (10.15)(1)
                     1995, among IMRM, Temp DSSI, Inc. and Data
                     Storage Systems, Inc.

          10.11      Asset Purchase and Sale Agreement, dated                    (10.16)(1)
                     November 17, 1995, among IMRM, Florida Data
                     Bank, Inc., Carl J. Strang III, Carl J. Strang
                     II and 6/10 Corporation

          10.12      Asset Purchase and Sale Agreement, dated                    (10.17)(1)
                     November 22, 1995 among IMRM, Data Management
                     Business Records Storage, Inc. and Outdoor
                     West, Inc.

          10.13      Record Center Storage Services Agreement                    (10.18)(1)
                     between IMRM and Resolution Trust Corporation,
                     dated July 31, 1992,  as renewed by letter
                     agreement effective July 26, 1996 between the
                     Company and the Federal Deposit Insurance
                     Corporation

          10.14      Lease between IMRM and IM Houston (CR) Limited              (10.19)(1)
                     Partnership, dated January 1, 1991

          10.15      Asset Purchase and Sale Agreement, dated July               (10.20)(2)
                     11, 1996, among IMRM, The Fortress Corporation
                     and certain subsidiaries



    Exhibit No.                                                                   Page No.
    -----------                                                                   --------

          10.16      Stock Purchase and Sale Agreement, dated as of              (10.21)(2)
                     August 9, 1996, among IMRM and the shareholders
                     of Data Archive Services of Miami, Inc. and
                     Data Archives Services, Inc.

          10.17      Asset Purchase and Sale Agreement, dated August             (10.22)(2)
                     13, 1996, among IMRM, International Record
                     Storage and Retrieval Service, Inc. and
                     Laurance Winnerman, Sanford Winnerman and Penny
                     Novak

          10.18      Asset Purchase Agreement, dated as of September             (10.23)(2)
                     6, 1996, among IMRM, Mohawk Business Record
                     Storage, Inc., Michael M. Rabin, Richard K.
                     Rabin, Herman Ladin and Sidney Ladin

          10.19      Registration Rights Agreement between the                    (4.1)(1)
                     Company and certain Stockholders, dated as of
                     December 14, 1990

          10.20      Stockholders' Agreement, dated as of                   Filed herewith as
                     February 19, 1997 by and among the Company and           Exhibit 10.20
                     certain stockholders of Safesite Records
                     Management Corporation

          11         Statement regarding computation of per share           Filed herewith as
                     earnings                                                   Exhibit 11

          12         Schedule of computation of ratio of earnings to        Filed herewith as
                     fixed charges                                              Exhibit 12

          21         Subsidiaries of the Company                            Filed herewith as
                                                                                Exhibit 21

          27         Financial Data Schedule                                Filed herewith as
                                                                                Exhibit 27

----------------
(1) Filed as an Exhibit to Iron Mountain's Registration Statement No. 33-99950 filed with the Securities and Exchange Commission on December 1, 1995.
(2) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-10359 filed with the Securities and Exchange Commission on August 16, 1996.
(3) Filed as an Exhibit to Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission, File No. 0-27584.
(4) Filed as an Exhibit to Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission, File No. 0-27584.