Form 10-Q
period 1997-03-31
IRON MOUNTAIN INC /DE
filed 1997-05-15
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period from __________ to __________


                         Commission file number 0-27584
                                                -------

                           IRON MOUNTAIN INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                   04-3107342
               --------                                   ----------
   (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)


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

As of May 6, 1997, there were 9,687,082 shares of the Registrant's Common Stock, par value $0.01 per share, and 454,590 shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX


                                                                                                                Page
                                                                                                                ----

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 1996 and
             March 31, 1997 (Unaudited)                                                                            3

          Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 1996 and 1997 (Unaudited)                                                                   4

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 1996 and 1997 (Unaudited)                                                                   5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                     6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                       9 - 11


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                                                                        12


Item 2 - Changes in Securities                                                                                    12


Item 6 - Exhibits and Reports on Form 8-K                                                                      12-13

         Signatures                                                                                               14


                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                    December 31,             March 31,
                                                                                        1996                    1997
                                                                                 -------------------     -------------------

ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                                                        $     3,453             $     1,767
   Accounts Receivable (less allowances of $1,061
      and $1,076, respectively)                                                          24,136                  25,789
   Inventories                                                                              767                     923
   Deferred Income Taxes                                                                  3,378                   3,718
   Prepaid Expenses and Other Current Assets                                              3,054                   3,969
                                                                                    -----------             -----------
         Total Current Assets                                                            34,788                  36,166

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment at Cost                                                163,495                 170,776
   Less: Accumulated Depreciation                                                       (45,146)                (48,939)
                                                                                    -----------             -----------
         Property, Plant and Equipment, net                                             118,349                 121,837

OTHER ASSETS:
   Goodwill, net                                                                        109,363                 123,378
   Customer Acquisition Costs, net                                                        6,334                   6,373
   Deferred Financing Costs, net                                                          7,358                   7,299
   Other                                                                                  5,607                   6,744
                                                                                    -----------             -----------
         Total Other Assets                                                             128,662                 143,794
                                                                                    -----------             -----------

         Total Assets                                                               $   281,799             $   301,797
                                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-term Debt                                                $       396             $       373
   Accounts Payable                                                                       3,750                   3,180
   Accrued Expenses                                                                      17,275                  20,443
   Deferred Income                                                                        4,995                   5,303
   Other Current Liabilities                                                                414                     557
                                                                                    -----------             -----------
         Total Current Liabilities                                                       26,830                  29,856

LONG-TERM DEBT, NET OF CURRENT PORTION                                                  184,337                 201,092
DEFERRED RENT                                                                             7,651                   8,138
DEFERRED INCOME TAXES                                                                     4,021                   4,209
OTHER LONG-TERM LIABILITIES                                                               6,576                   6,568

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

STOCKHOLDERS' EQUITY:
   Common Stock                                                                              96                      96
   Common Stock - Nonvoting                                                                   5                       5
   Additional Paid-in Capital                                                            62,135                  62,201
   Accumulated Deficit                                                                   (9,852)                (10,368)
                                                                                    -----------             -----------
         Total Stockholders' Equity                                                      52,384                  51,934
                                                                                    -----------             -----------

         Total Liabilities and Stockholders' Equity                                 $   281,799             $   301,797
                                                                                    ===========             ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)



                                                                                   Three Months Ended March 31,
                                                                             ----------------------------------------
                                                                                     1996                   1997
                                                                             ------------------     ------------------

REVENUES:
   Storage                                                                      $    19,154            $    25,823
   Service and Storage Material Sales                                                11,874                 16,331
                                                                                -----------            -----------

         Total Revenues                                                              31,028                 42,154

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                            15,668                 21,764
   Selling, General and Administrative                                                7,807                 10,207
   Depreciation and Amortization                                                      3,608                  5,722
                                                                                -----------            -----------

         Total Operating Expenses                                                    27,083                 37,693
                                                                                -----------            -----------

OPERATING INCOME                                                                      3,945                  4,461

INTEREST EXPENSE                                                                      3,294                  5,140
                                                                                -----------            -----------

         Income (Loss) Before Provision (Credit) for Income Taxes                       651                   (679)

PROVISION  (CREDIT) FOR INCOME TAXES                                                    365                   (163)
                                                                                -----------            -----------
         Net Income (Loss)                                                              286                   (516)

ACCRETION OF REDEEMABLE PUT WARRANT                                                     280                     --
                                                                                -----------            -----------

         Net Income (Loss) Applicable to Common Stockholders                    $         6            $      (516)
                                                                                ===========            ===========

NET INCOME (LOSS) PER COMMON AND COMMON
         EQUIVALENT SHARE                                                       $      0.00            $     (0.05)
                                                                                ===========            ===========

WEIGHTED AVERAGE COMMON AND COMMON
         EQUIVALENT SHARES OUTSTANDING                                                9,327                 10,137
                                                                                ===========            ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                        Three Months Ended March 31,
                                                                                 -----------------------------------------
                                                                                         1996                   1997
                                                                                 ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                $       286            $      (516)
   Adjustments to Reconcile Net Income (Loss) to Cash
     Flows Provided by Operations:
     Depreciation and Amortization                                                        3,608                  5,722
     Amortization of Financing Costs                                                        218                    223
   Changes in Assets and Liabilities (Exclusive of Acquisitions):
     Accounts Receivable                                                                 (1,055)                (1,339)
     Inventories                                                                           (124)                   (89)
     Prepaid Expenses and Other Current Assets                                              339                   (900)
     Deferred Income Taxes                                                                   74                   (152)
     Other Assets                                                                           715                    224
     Accounts Payable                                                                     2,265                   (570)
     Accrued Expenses                                                                      (903)                 2,767
     Deferred Income                                                                       (276)                    34
     Other Current Liabilities                                                             (138)                   143
     Deferred Rent                                                                          (22)                   487
     Other Long-term Liabilities                                                              1                   (623)
                                                                                    -----------            ------------

              Cash Flows Provided by Operations                                           4,988                  5,411
                                                                                    -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions                                                           (13,168)               (18,016)
   Capital Expenditures                                                                  (5,694)                (5,426)
   Additions to Customer Acquisition Costs                                                 (142)                  (214)
   Other                                                                                    (19)                    --
                                                                                    -----------            ------------

              Cash Flows Used in Investing Activities                                   (19,023)               (23,656)
                                                                                    -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                                                    (28,392)                  (742)
   Proceeds from Borrowings                                                              15,000                 17,400
   Financing Costs                                                                          (24)                  (165)
   Proceeds from Exercise of Stock Options                                                   --                     66
   Proceeds from Initial Public Offering, Net of Costs and Expenses                      33,344                     --
   Retirement of Put Warrant                                                             (6,612)                    --
                                                                                    -----------            -----------

              Cash Flows Provided by Financing Activities                                13,316                 16,559
                                                                                    -----------            -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (719)                (1,686)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,585                  3,453
                                                                                    -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       866            $     1,767
                                                                                    ===========            ===========


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

The consolidated balance sheet presented as of December 31, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)    ACQUISITIONS

During the three months ended March 31, 1997, the Company purchased substantially all of the assets, and assumed certain liabilities, of four records management businesses. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1997 acquisitions exceeded the underlying fair value of the net assets acquired by $15,428, which has been assigned to goodwill and is being amortized over the estimated benefit period of 25 years. Funds used to make the various acquisitions were provided through the Company's revolving credit facility. A summary of the cash consideration and allocation of the purchase price as of the acquisition dates are as follows:


                                                                   1997
                                                              ------------

        Fair Value of Assets Acquired in 1997                  $    19,380
        Liabilities Assumed                                         (1,364)
                                                              ------------

                 Cash Paid                                     $    18,016
                                                              ============


The following unaudited pro forma combined information shows the results of the Company's operations for the year ended December 31, 1996 and the three months ended March 31, 1997, as though each of the completed acquisitions had occurred as of the beginning of the respective year.

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)



                                                             Year Ended         Three Months Ended
                                                          December 31, 1996       March 31, 1997
                                                        ---------------------- ----------------------

     Revenues                                               $      160,966        $        42,708

     Net Loss                                                       (4,127)                  (601)
     Accretion of Redeemable Put Warrant                               280                     --
                                                           ---------------        ---------------

     Net Loss Applicable to Stockholders                    $       (4,407)       $          (601)
                                                            ==============        ===============

     Net Loss per Share                                     $        (0.43)       $         (0.06)
                                                            ==============        ===============


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of each year or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the companies. Certain acquisitions were not included in the pro forma results as their effect was immaterial.

In addition to the acquisitions described above, in February 1997, the Company announced that it had reached a definitive agreement to merge (the "Merger") with Safesite Records Management Corporation ("Safesite"), a privately held company based in the Boston, Massachusetts area. Safesite stockholders and holders of exercisable options will receive Iron Mountain common stock valued at approximately $50 million, plus approximately $12 million in cash. The number of shares of Iron Mountain common stock will be determined based on its market price, using a "collar" with a floor of $26.00 and a ceiling of $31.00. The Merger is subject to the approval of Safesite's stockholders and is expected to be completed in June of 1997.

(4)    LONG-TERM DEBT

Long-term debt as of December 31, 1996 and March 31, 1997, is as follows:


                                                                   1996             1997
                                                             ---------------------------------

      10-1/8% Senior Subordinated Notes                        $    165,000     $    165,000
      $150,000 Revolving Credit Facility                              9,000           25,800
      Real Estate Mortgages                                          10,733           10,591
      Other                                                              --               74
                                                              --------------   --------------

               Total Long-term Debt                                 184,733          201,465

      Less--Current Portion                                            (396)            (373)
                                                              --------------   --------------

               Long-term Debt, Net of Current Portion          $    184,337     $    201,092
                                                              ==============   ==============


                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(5)    COMMITMENTS AND CONTINGENCIES

Litigation

Iron Mountain is presently involved as a defendant in certain litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Iron Mountain's financial condition or results of operations.

Facility Fire

In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its records management facilities in South Brunswick, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. Management believes that insurance will cover substantially all of Iron Mountain's property and business interruption losses relating to the fires. However, Iron Mountain may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the amount of such costs. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.

(6)    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company is required to adopt the new standard in its 1997 year end financial statements. Pursuant to the requirements of SFAS No. 128, all prior period Earnings Per Share ("EPS"), information will be restated at that time. The new statement cannot be adopted early. Had the Company calculated EPS as prescribed by SFAS No. 128, there would have been no change in the reported EPS amounts for any of the periods shown.

(7)    SUBSEQUENT EVENTS

During the period from April 1, 1997 through May 7, 1997, the Company acquired three records management businesses for approximately $17,300 in transactions that were accounted for as purchases.

                           IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the results of operations for the three months ended March 31, 1996 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 1997, included herein, and the year ended December 31, 1996, included in the Company's Annual Report filed on Form 10-K.

Results of Operations

Storage revenues increased $6.7 million, or 34.8%, to $25.8 million for the first quarter of 1997 from $19.1 million for the first quarter of 1996. Twenty acquisitions completed by the Company in 1996 and the first quarter of 1997 accounted for $4.9 million, or 74.1%, of such increase. The balance of the storage revenue growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers. The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

Service and storage material sales revenues increased $4.5 million, or 37.5%, to $16.4 million for the first quarter of 1997 from $11.9 million for the first quarter of 1996. Acquisitions accounted for $3.6 million, or 80.5%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total revenues increased $11.2 million, or 35.9%, to $42.2 million for the first quarter of 1997 from $31.0 million for the first quarter of 1996. Of such increase, $8.5 million, or 76.7%, was attributable to acquisitions completed by the Company in 1996 and the first quarter of 1997.

Cost of sales (excluding depreciation) increased $6.1 million, or 38.9%, to $21.8 million (51.6% of revenues) for the first quarter of 1997 from $15.7 million (50.5% of revenues) for the first quarter of 1996. The increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations. The increase as a percentage of revenues was primarily attributable to recent acquisitions, which initially have lower gross margins than the rest of the Company.

Selling, general and administrative expenses increased $2.4 million, or 30.7%, to $10.2 million (24.2% of revenues) for the first quarter of 1997 from $7.8 million (25.2% of revenues) for the first quarter of 1996. The increase was primarily attributable to increased personnel, office and overhead costs needed to support the Company's growth. Also, selling, general and administrative expenses of acquired companies tend to be higher than Iron Mountain's, and anticipated cost reductions and other synergies are not realized immediately.

Depreciation and amortization increased $2.1 million, or 58.6%, to $5.7 million (13.6% of revenues) for the first quarter of 1997 from $3.6 million (11.6% of revenues) for the first quarter of 1996. The increase was primarily attributable to the additional depreciation and amortization related to the aforementioned acquisitions and capital expenditures.

As a result of the foregoing factors, operating income increased $0.5 million, or 13.1%, to $4.5 million (10.6% of revenues) for the first quarter of 1997 from $3.9 million (12.7% of revenues) for first quarter of 1996.

Interest expense increased $1.8 million, or 56.0%, to $5.1 million for the first quarter of 1997 from $3.3 million for the first quarter of 1996. The increase was primarily attributable to higher effective interest rates

                          IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


as a result of the sale of the 10-1/8% Senior Subordinated Notes (the "Notes"), and increased indebtedness to finance acquisitions.

As a result of the foregoing factors, income (loss) before provision (credit) for income taxes decreased $1.3 million to a loss of $0.7 million (1.6% of revenues) in the first quarter of 1997 from income of $0.7 million (2.1% of revenues) for the first quarter of 1996. Provision (credit) for income taxes was a credit of $0.2 million for the first quarter of 1997 compared with a provision of $0.4 million for the first quarter of 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permit deduction of such expense for asset purchases. Since the Company will acquire all of the outstanding capital stock of Safesite in the Merger, goodwill associated with the acquisition will be non-deductible.

Net income (loss) decreased $0.8 million to a net loss of $0.5 million (1.2% of revenues) for the first quarter of 1997 from net income of $0.3 million (0.9% of revenues) for the first quarter of 1996. Net income (loss) applicable to common stockholders was a net loss of $0.5 million (1.2% of revenues) for the first quarter of 1997 compared to net income of $0.0 million (0.0% of revenues) for the first quarter of 1996, which included a $0.3 million charge for the accretion of a redeemable put warrant. The put warrant was redeemed in full in February, 1996 with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for accretion.

As a result of the foregoing factors, earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA") increased $2.6 million, or 34.8%, to $10.2 million (24.2% of revenues) for the first quarter of 1997 from $7.6 million (24.3% of revenues) for the first quarter of 1996.

In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its records management facilities in South Brunswick, New Jersey. Approximately 1.0 million of the 1.2 million Cartons stored at these facilities were destroyed. The fires are believed to have been caused by arson and are under investigation by local, state and federal authorities. The affected facilities account for only two of the Company's 117 facilities nationwide (as of March 17, 1997), and represented less than three percent of revenues and less than two percent of EBITDA for 1996. Management believes that insurance will cover substantially all of the Company's property and business interruption losses relating to the fires. However, the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the amount of such costs. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurance in this regard.

Financial Condition and Liquidity

As the Company has sought to increase its EBITDA, it has made significant capital investments consisting primarily of acquisitions; growth-related capital expenditures, including racking systems, information systems and improvements to existing facilities; and customer acquisition costs. Cash paid for these investments during the first quarter of 1997 amounted to $18.0 million, $5.4 million and $0.2 million, respectively. These investments have been funded through cash flows from operations and borrowings under the Company's revolving credit facility.

Net cash provided by operations was $5.4 million for the first quarter of 1997 compared to $5.0 million for the same period in 1996. The increase resulted from increases in EBITDA and accrued expenses, primarily

                          IRON MOUNTAIN INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


interest payable, which were partially offset by increased accounts receivable related to increased revenues. Net cash provided by financing activities was $16.6 million for the first quarter of 1997, consisting primarily of increased indebtedness of $17.4 million offset by the repayment of certain indebtedness of $0.7 million. As of March 31, 1997, the Company had $124.2 million available under its $150.0 million revolving credit facility. Subsequent to March 31, 1997, the Company had net borrowings of approximately $25.6 million under the revolving credit facility to fund the purchase price of three records management businesses and the first semi-annual interest payment on the Notes.

The Company has historically financed its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and, more recently, with a portion of the proceeds from the Company's initial public offering and the sale of the Notes. However, for the Safesite acquisition, which is expected to close in June of 1997, approximately $50 million of the $62 million purchase price will be in the form of the Company's common stock or immediately exercisable options to acquire the Company's common stock. The balance of the purchase price will be paid in cash.

                           IRON MOUNTAIN INCORPORATED


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is presently involved as a defendant in certain litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Iron Mountain's financial condition or results of operations.


Item 2 - Changes in Securities

During the quarter ended March 31, 1997, the Company issued the following shares of Common Stock pursuant to option exercises by employees in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended:


                                             Number of Shares                   Aggregate
              Date of Sale                       Issued                        Price Paid
         ------------------------       -------------------------      -------------------------

             January 30, 1997                    2,313                         $ 14,997
             February 6, 1997                    2,313                         $ 14,997
             March 13, 1997                      1,000                         $ 6,484



Item 6 - Exhibits and Reports on Form 8-K


(a)    Exhibits                                    Description                                                  Page
       --------                                    -----------                                                  ----

          2          Agreement and Plan of Merger, dated as of February 19, 1997 by and among
                     Iron Mountain, IM-1 Acquisition Corp., and Safesite Records Management
                     Corporation                                                                                 (1)

          2A         Amendment No. 1 to Agreement and Plan of Merger, dated as of April 1, 1997 by and among Iron Mountain, IM-1 Acquisition Corp., and Safesite Records
                     Management Corporation                                                                      (2)

          2B         Amendment No. 2 to Agreement and Plan of Merger, dated as of May 7, 1997, by and among Iron Mountain, IM-1 Acquisition Corp., and Safesite Records
                     Management Corporation                                                                      (2)

         10.2A       Amendment No. 1 to the Credit Agreement , dated as of January 15, 1997, among Iron Mountain, the lenders party there to and The Chase Manhattan
                     Bank, as Administrative Agent                                                               (1)

         10.2B       Amendment and Restatement to Credit Agreement , dated as of
                     March 3, 1997, among Iron Mountain, the lenders party there
                     to and The Chase Manhattan Bank, as Administrative Agent                                    (1)




                           IRON MOUNTAIN INCORPORATED


         10.20       Stockholders' Agreement, dated as of February 19, 1997 by and among Iron
                     Mountain and certain stockholders of Safesite Records Management
                     Corporation                                                                                 (1)

         10.22       Asset Purchase and Sale Agreement, dated March 12, 1997, by and among
                     IMRM, Chicago Data Destruction Corporation, and John Mengel and
                     John S. Mengel                                                                              (2)

         11          Statement re: Computation of Per Share Earnings

         27          Financial Data Schedule
-----------------

(1) Filed as an exhibit to Iron Mountain's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997, File No. 0-27584.

(2) Filed as an exhibit to Iron Mountain's Registration Statement on Form S-4, as amended, No. 333-24635 filed with the Securities and Exchange Commission on April 4, 1997.


(b)    Reports on Form 8-K

       None

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Iron Mountain Incorporated



May 14, 1997                        By:  /s/ Jean A. Bua
------------                             ---------------------------------------
  (date)                                 Jean A. Bua
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)