Form 10-Q
period 1997-06-30
IRON MOUNTAIN INC /DE
filed 1997-08-14
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

As of August 5, 1997, there were 11,505,293 shares of the Registrant's Common Stock, par value $0.01 per share, and 454,590 shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX



                                                                    Page
                                                                    ----

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets at December 31,
     1996 and June 30, 1997 (Unaudited)                               3

     Condensed Consolidated Statements of Operations for the
     Three Months Ended June 30, 1996 and 1997 (Unaudited)            4

     Condensed Consolidated Statements of Operations for the
     Six Months Ended June 30, 1996 and 1997 (Unaudited)              5

     Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1997 (Unaudited)              6

     Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                    7-9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      10-14


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            15

Item 2 - Changes in Securities                                        15

Item 4 - Submission of Matters to a Vote of Security-Holders       15-16

Item 5 - Other Information                                            17

Item 6 - Exhibits and Reports on Form 8-K                             17

         Signatures                                                   18

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       December 31,   June 30,
                                                           1996         1997
                                                       ------------   --------
ASSETS

CURRENT ASSETS:
      Cash and Cash Equivalents                         $   3,453   $     585
       Accounts Receivable (less allowances
         of $1,061 and $1,098, respectively)               24,136      29,602
      Inventories                                             767         920
      Deferred Income Taxes                                 3,378       3,378
      Prepaid Expenses and Other Current Assets             3,054       5,040
                                                        ---------    --------
            Total Current Assets                           34,788      39,525

   PROPERTY, PLANT AND EQUIPMENT:
      Property, Plant and Equipment at Cost               163,495     193,428
      Less: Accumulated Depreciation                      (45,146)    (53,032)
                                                        ---------    --------
            Property, Plant and Equipment, net            118,349     140,396


   OTHER ASSETS:

      Goodwill, net                                       109,363     193,114
      Customer Acquisition Costs, net                       6,334       6,274
      Deferred Financing Costs, net                         7,358       7,075
      Other                                                 5,607       9,263
                                                        ---------    --------
            Total Other Assets                            128,662     215,726
                                                        ---------    --------
            Total Assets                                $ 281,799   $ 395,647
                                                        =========   =========


   LIABILITIES AND STOCKHOLDERS' EQUITY


   CURRENT LIABILITIES:
      Current Portion of Long-term Debt                 $     396   $     375
      Accounts Payable                                      3,750       7,329
      Accrued Expenses                                     17,275      20,038
      Deferred Income                                       4,995       4,000
      Other Current Liabilities                               414         414
                                                        ---------   ---------
            Total Current Liabilities                      26,830      32,156

   LONG-TERM DEBT, NET OF CURRENT PORTION                 184,337     241,592
   DEFERRED RENT                                            7,651       8,216
   DEFERRED INCOME TAXES                                    4,021       2,693
   OTHER LONG-TERM LIABILITIES                              6,576       6,568

   COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)

   STOCKHOLDERS' EQUITY:
      Common Stock                                             96         114
      Common Stock - Nonvoting                                  5           5
      Additional Paid-in Capital                           62,135     115,640
      Accumulated Deficit                                  (9,852)    (11,337)
                                                        ---------    --------
            Total Stockholders' Equity                     52,384     104,422
                                                        ---------    --------
            Total Liabilities and Stockholders' Equity  $ 281,799   $ 395,647
                                                        =========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)


                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                      1996             1997
                                                 -------------     -----------
   REVENUES:
      Storage                                         $20,209        $ 27,987
      Service and Storage Material Sales               12,713          18,598
                                                      -------        --------
            Total Revenues                             32,922          46,585

   OPERATING EXPENSES:
      Cost of Sales (Excluding Depreciation)           16,715          24,108
      Selling, General and Administrative               8,260          11,296
      Depreciation and Amortization                     3,922           6,243
                                                      -------        --------
            Total Operating Expenses                   28,897          41,647
                                                      -------        --------
   OPERATING INCOME                                     4,025           4,938

   INTEREST EXPENSE                                     3,091           5,940
                                                      -------        --------
            Income (Loss) Before Provision
               (Credit) for Income Taxes                  934          (1,002)

   PROVISION (CREDIT) FOR INCOME TAXES                    523             (33)
                                                      -------        --------
            Net Income (Loss)                         $   411        $   (969)
                                                      =======        ========

   NET INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE                          $  0.04        $  (0.09)
                                                      =======        ========
   WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES OUTSTANDING             10,336          10,511
                                                      =======        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)


                                                   Six Months Ended June 30,
                                                   --------------------------
                                                     1996           1997
                                                   ---------     ---------
REVENUES:
   Storage                                         $39,363         $53,810
   Service and Storage Material Sales               24,587          34,929
                                                   -------         -------

         Total Revenues                             63,950          88,739

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)           32,383          45,872
   Selling, General and Administrative              16,067          21,503
   Depreciation and Amortization                     7,530          11,965
                                                   -------         -------

         Total Operating Expenses                   55,980          79,340
                                                   -------         -------

OPERATING INCOME                                     7,970           9,399

INTEREST EXPENSE                                     6,385          11,080
                                                   -------         -------

         Income (Loss) Before Provision
           (Credit) for Income Taxes                 1,585          (1,681)

PROVISION (CREDIT) FOR INCOME TAXES                    888            (196)
                                                   -------         -------

         Net Income (Loss)                             697          (1,485)

ACCRETION OF REDEEMABLE PUT WARRANT                    280              --
                                                   -------         -------

         Net Income (Loss) Applicable
           to Common Stockholders                  $   417         $(1,485)
                                                   =======         =======

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE                                $  0.04         $(0.14)
                                                   =======         =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      9,899          10,326
                                                   =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       ------------------------

                                                          1996        1997
                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                    $    697   $ (1,485)
   Adjustments to Reconcile Net Income (Loss) to Cash
     Flows Provided by Operating Activities:
     Depreciation and Amortization                         7,530     11,965
     Amortization of Financing Costs                         429        457
     Other                                                    --         31

   Changes in Assets and Liabilities
     (Exclusive of Acquisitions):
     Accounts Receivable                                  (2,194)    (1,273)
     Inventories                                             174        (68)
     Deferred Income Taxes                                   492     (1,328)
     Prepaid Expenses and Other Current Assets               444     (1,759)
     Other Assets                                            674        180
     Accounts Payable                                      1,545      2,772
     Accrued Expenses                                       (279)       674
     Deferred Income                                        (865)    (1,729)
     Other Current Liabilities                              (474)    (2,123)
     Deferred Rent                                           (86)       565
     Other Long-term Liabilities                              --         (8)
                                                        --------   --------
         Cash Flows Provided by Operating Activities       8,087      6,871


CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions                            (19,187)   (52,774)
   Capital Expenditures                                  (11,162)   (12,958)
   Additions to Customer Acquisition Costs                  (717)      (282)
   Other                                                     (25)        --
                                                        --------   --------

        Cash Flows Used in Investing Activities          (31,091)   (66,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                     (29,515)    (5,829)
   Proceeds from Borrowings                               26,500     62,400
   Financing Costs                                           (24)      (174)
   Proceeds from Exercise of Stock Options                    --         44
   Stock Issuance Costs                                       --       (166)
   Net Proceeds from Initial Public Offering              33,302         --
   Retirement of Redeemable Put Warrant                   (6,612)        --
                                                        --------   --------

         Cash Flows Provided by Financing Activities      23,651     56,275
                                                        --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             647     (2,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,585      3,453
                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  2,232   $    585
                                                        ========   ========


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

(2)  ACQUISITIONS

     During the six months ended June 30, 1997, the Company purchased substantially all of the assets, and assumed certain liabilities, of six records management businesses and acquired all of the outstanding capital stock of three records management businesses. In connection with certain acquisitions related real estate was also purchased. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1997 acquisitions exceeded the underlying fair value of the net assets acquired by $86,775 which has been assigned to goodwill and is being amortized over 25 to 30 years. The purchase price allocation is preliminary and subject to adjustment. To finance the 1997 acquisitions, the Company issued approximately 1,770 shares of its common stock, issued options to purchase approximately 109 shares of its common stock and paid approximately $52,774 in cash, which was provided through the Company's revolving credit facility.

     A summary of the total consideration and the preliminary allocation of the purchase price, as of the acquisition dates, is as follows:


        Fair Value of Common Stock Issued           $  51,322

        Fair Value of Options Issued                    2,281
        Cash Paid                                      52,774
                                                    ---------
               Total Consideration                    106,377
                                                    ---------

        Fair Value of  Assets Acquired During 1997     26,029
        Liabilities Assumed                            (6,427)
                                                    ---------
               Fair Value of Net Assets Acquired       19,602
                                                    ---------
        Recorded Goodwill                           $  86,775
                                                    =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

     The following unaudited pro forma combined information shows the results of the Company's operations for the year ended December 31, 1996 and the six months ended June 30, 1997, as though each of the acquisitions had occurred as of the beginning of the respective year:


                                                             Year Ended           Six Months Ended
                                                            December 31,              June 30,
                                                                1996                   1997
                                                           ---------------        ----------------
     Revenues                                                  $186,397                $ 101,343

     Net Loss                                                    (2,435)                  (1,642)
     Accretion of Redeemable Put Warrant                            280                       --
                                                               ---------              ----------
     Net Loss Applicable to Stockholders                       $ (2,715)               $  (1,642)
                                                               =========              ==========
     Net Loss Per Share                                        $  (0.23)               $   (0.14)
                                                               =========              ==========



     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of each year or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the companies. Certain acquisitions, representing annual revenues of approximately $2,800, were not included in the pro forma results as their effect was immaterial.


(3)   LONG-TERM DEBT

       Long-term debt consists of the following:


                                                               December 31,           June 30,
                                                                  1996                 1997
                                                               ------------          ---------

      10-1/8% Senior Subordinated Notes (the "Notes")          $ 165,000             $ 165,000
      $150,000 Revolving Credit Facility                           9,000                66,400
      Real Estate Mortgages                                       10,733                10,498
      Other                                                           --                    69
                                                               ---------             ---------
               Total Long-term Debt                              184,733               241,967

      Less--Current Portion                                         (396)                 (375)
                                                               ---------             ---------
               Long-term Debt, Net of Current Portion          $ 184,337             $ 241,592
                                                               =========             =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(4)  COMMITMENTS AND CONTINGENCIES

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


     Facility Fire

     In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its records management facilities in South Brunswick, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. The results of the second quarter do not include any gain or loss resulting from the fires. The Company is in the process of filing several insurance claims, including a significant claim under its business interruption insurance policy. Currently, the Company expects to realize a gain from proceeds under its business interruption insurance. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard. At June 30, 1997, the Company had a receivable of approximately $1,900 related to various claims filed under its property and casualty insurance policies.


(5)  EARNINGS PER SHARE

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


(6)   SUBSEQUENT EVENTS

     During the period from July 1, 1997 through August 5, 1997, the Company acquired four records management businesses and certain related real estate for approximately $17,800 in transactions that were accounted for as purchases. In July 1997, the Company signed a stock purchase and sale agreement to acquire an additional records management business for approximately $8,500, subject to certain purchase price adjustments.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and six month periods ended June 30, 1996 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three and six month periods ended June 30, 1997, included herein, and the year ended December 31, 1996, included in the Company's Annual Report filed on Form 10-K.


Overview

During the second quarter of 1997, the Company completed the acquisition of Safesite Records Management Corporation ("Safesite") and four other records management businesses. Consideration for Safesite included (i) approximately
1.8 million shares of the Company's Common Stock, (ii) options to acquire approximately 109,000 shares of its Common Stock and (iii) cash of approximately $16.2 million. The aggregate puchase price for the other four acquisitions was approximately $18.2 million in cash. These acquisitions represent in the aggregate total annual revenues of approximately $27 million. Safesite, the largest of the acquired businesses, with 1996 revenues of approximately $19 million, was acquired on June 12, 1997 and, accordingly, its impact on the Company's results in the second quarter was modest. In addition, the Company acquired four businesses in July and August 1997 with aggregate total annual revenues of approximately $6 million. As consideration for the acquisition of these businesses, the Company issued approximately 35,000 shares of Common Stock and paid approximately $16.7 million in cash.

As a result of these acquisitions, Iron Mountain commenced operations in six new markets and bolstered its presence in 12 existing markets. As of August 5, 1997, the Company operated 155 records centers in 42 markets nationwide. The Company serves more than 31,000 customer accounts, including more than half of the Fortune 500 companies.

In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its records management facilities in South Brunswick, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. The results of the second quarter do not include any gain or loss resulting from the fires. The Company is in the process of filing several insurance claims, including a significant claim under its business interruption insurance policy. Currently, the Company expects to realize a gain from proceeds under its business interruption insurance. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard. At June 30, 1997, the Company had a receivable of approximately $1,900 related to various claims filed under its property and casualty insurance policies.

The Company's total revenues increased $13.7 million, or 41.5%, to $46.6 million for the second quarter of 1997 from $32.9 million for the second quarter of 1996. Of the 41.5% revenue growth, 34.7 percentage points were attributable to 25 acquisitions completed by the Company in 1996 and the first six months of 1997 and 6.8 percentage points were attributable to internal growth. The internal growth percentage includes the loss of revenues resulting from the fires in South Brunswick, NJ in March 1997. Excluding the Company's South

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


Brunswick operations for both years, internal growth for the quarter was 9.3%.


Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Storage revenues increased $7.8 million, or 38.5%, to $28.0 million for the second quarter of 1997 from $20.2 million for the second quarter of 1996. Twenty five acquisitions completed by the Company in 1996 and the first six months of 1997 accounted for $6.4 million, or 82.8%, of such increase. The balance of the storage revenues growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers. The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

Service and storage material sales revenues increased $5.9 million, or 46.3%, to $18.6 million for the second quarter of 1997 from $12.7 million for the second quarter of 1996. Acquisitions accounted for $5.1 million, or 87.4%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the second quarter of 1997, over the same period in 1996, is primarily attributable to certain businesses acquired in 1997 that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total revenues increased $13.7 million, or 41.5%, to $46.6 million for the second quarter of 1997 from $32.9 million for the second quarter of 1996. Of such increase, $11.6 million, or 84.8%, was attributable to acquisitions completed by the Company in 1996 and the first six months of 1997.

Cost of sales (excluding depreciation) increased $7.4 million, or 44.2%, to $24.1 million (51.8% of revenues) for the second quarter of 1997 from $16.7 million (50.8% of revenues) for the second quarter of 1996. The increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations. The increase as a percentage of revenues was primarily attributable to recent acquisitions, which initially have lower gross margins than the rest of the Company.

Selling, general and administrative expenses increased $3.0 million, or 36.8%, to $11.3 million (24.2% of revenues) for the second quarter of 1997 from $8.3 million (25.1% of revenues) for the second quarter of 1996. The dollar increase was primarily attributable to increased personnel, office and overhead costs needed to support the Company's growth. The decrease as a percentage of revenues is primarily attributable to revenues growing at a higher rate than overhead expenses.

Depreciation and amortization increased $2.3 million, or 59.2%, to $6.2 million (13.4% of revenues) for the second quarter of 1997 from $3.9 million (11.9% of revenues) for the second quarter of 1996. The increase was primarily attributable to the additional depreciation and amortization related to the aforementioned acquisitions and capital expenditures including racking systems, information systems and improvements to existing facilities.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


As a result of the foregoing factors, operating income increased $0.9 million, or 22.7%, to $4.9 million (10.6% of revenues) for the second quarter of 1997 from $4.0 million (12.2% of revenues) for the second quarter of 1996.

Interest expense increased $2.8 million, or 92.2%, to $5.9 million for the second quarter of 1997 from $3.1 million for the second quarter of 1996. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the second quarter of 1997 as compared to the same period for 1996.

As a result of the foregoing factors, income (loss) before provision (credit) for income taxes decreased $1.9 million to a loss of $1.0 million (2.2% of revenues) for the second quarter of 1997 from income of $0.9 million (2.8% of revenues) for the second quarter of 1996. Provision (credit) for income taxes was a credit of less than $0.1 million for the second quarter of 1997 compared to a provision of $0.5 million for the second quarter of 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In the second quarter of 1997, the Company recorded approximately $63.4 million in non-deductible goodwill, primarily related to the acquisition of Safesite.

Net income (loss) decreased $1.4 million to a net loss of $1.0 million (2.1% of revenues) for the second quarter of 1997 from net income of $0.4 million (1.2% of revenues) for the second quarter of 1996.

As a result of the foregoing factors, earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA"), increased $3.2 million, or 40.7%, to $11.2 million (24.0% of revenues) for the second quarter of 1997 from $7.9 million (24.1% of revenues) for the second quarter of 1996.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Storage revenues increased $14.4 million, or 36.7%, to $53.8 million for the first six months of 1997 from $39.4 million for the first six months of 1996. Twenty five acquisitions completed by the Company in 1996 and the first six months of 1997 accounted for $11.4 million, or 78.8%, of such increase. The balance of the storage revenues growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers.

Service and storage material sales revenues increased $10.3 million, or 42.1%, to $34.9 million for the first six months of 1997 from $24.6 million for the first six months of 1996. Acquisitions accounted for $8.7 million, or 84.4%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the first six months of 1997, over the same period in 1996, is primarily attributable to certain businesses acquired in 1997 that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total revenues increased $24.8 million, or 38.8%, to $88.7 million for the first six months of 1997 from $64.0 million for the first six months of 1996. Of such increase, $20.1 million, or 81.1%, was attributable to acquisitions completed by the Company in 1996 and the first six months of 1997.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


Cost of sales (excluding depreciation) increased $13.5 million, or 41.7%, to $45.9 million (51.7% of revenues) for the first six months of 1997 from $32.4 million (50.6% of revenues) for the first six months of 1996. The increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations. The increase as a percentage of revenues was primarily attributable to recent acquisitions, which initially have lower gross margins than the rest of the Company.

Selling, general and administrative expenses increased $5.4 million, or 33.8%, to $21.5 million (24.2% of revenues) for the first six months of 1997 from $16.1 million (25.1% of revenues) for the first six months of 1996. The dollar increase was primarily attributable to increased personnel, office and overhead costs needed to support the Company's growth. The decrease as a percentage of revenues is primarily attributable to revenues growing at a higher rate than overhead expenses.

Depreciation and amortization increased $4.4 million, or 58.9%, to $12.0 million (13.5% of revenues) for the first six months of 1997 from $7.5 million (11.8% of revenues) for the first six months of 1996. The increase was primarily attributable to the additional depreciation and amortization related to the aforementioned acquisitions and capital expenditures including racking systems, information systems and improvements to existing facilities.

As a result of the foregoing factors, operating income increased $1.4 million, or 17.9%, to $9.4 million (10.6% of revenues) for the first six months of 1997 from $8.0 million (12.5% of revenues) for the first six months of 1996.

Interest expense increased $4.7 million, or 73.5%, to $11.1 million for the first six months of 1997 from $6.4 million for the first six months of 1996. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the first six months of 1997 as compared to the same period for 1996.

As a result of the foregoing factors, income (loss) before provision (credit) for income taxes decreased $3.3 million to a loss of $1.7 million (1.9% of revenues) for the first six months of 1997 from income of $1.6 million (2.5% of revenues) for the first six months of 1996. Provision (credit) for income taxes was a credit of $0.2 million for the first six months of 1997 compared with a provision of $0.9 million for the first six months of 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the non-deductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In the first six months of 1997, the Company recorded approximately $63.4 million in non-deductible goodwill, primarily related to the acquisition of Safesite.

Net income (loss) decreased $2.2 million to a net loss of $1.5 million (1.7% of revenues) for the first six months of 1997 from net income of $0.7 million (1.1% of revenues) for the second quarter of 1996. Net income (loss) applicable to common stockholders decreased $1.9 million to a net loss of $1.5 million (1.7% of revenues) for the first six months of 1997 from net income of $0.4 million (0.7% of revenues) after accretion of $0.3 million related to a redeemable put warrant for the first six months of 1996. The put warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for such accretion.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


As a result of the foregoing factors, EBITDA increased $5.9 million, or 37.8%, to $21.4 million (24.1% of revenues) for the first six months of 1997 from $15.5 million (24.2% of revenues) for the first six months of 1996.


Financial Condition and Liquidity

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of acquisitions; growth-related capital expenditures, including racking systems, information systems and improvements to existing facilities; and customer acquisition costs. Cash paid for these investments during the first six months of 1997 amounted to $52.8 million, $13.0 million and $0.3 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's revolving credit facility.

Net cash provided by operations was $6.9 million for the first six months of 1997 compared to $8.1 million for the same period in 1996. The decrease resulted from the increase in EBITDA being more than offset by the increase in interest payments, the $1.9 million insurance receivable related to the South Brunswick fires and other changes in asset and liability accounts.

Net cash provided by financing activities was $56.3 million for the six months ended June 30, 1997, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $62.4 million, partially offset by repayments of debt of $5.8 million. As of June 30, 1997 the Company had $83.6 million available under its $150.0 million revolving credit facility. Subsequent to June 30, 1997, the Company had borrowings of approximately $18.9 million under the revolving credit facility to fund, among other things, the cash portion of the purchase price of four records management businesses.

The Company has historically financed its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and, more recently, with a portion of the proceeds from the Company's initial public offering and the sale of the Notes. However, for the Safesite acquisition, which closed during the second quarter of 1997, the Company issued approximately 1.8 million shares of its common stock, valued at approximately $51.3 million, as part of the total consideration. The balance of the purchase price was comprised of options to acquire Iron Mountain common stock, valued at approximately $2.3 million, and cash. During July 1997, the Company issued approximately 35,000 shares of its common stock as partial consideration for one of the four records management businesses it acquired subsequent to June 30, 1997.

The Company expects to incur costs during the next two to three years as it addresses the impact of the so-called Year 2000 problem on its information systems. The Year 2000 Problem, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company is beginning to assess its systems and is in the process of addressing this issue. Accordingly, management has not yet estimated the costs of this effort.

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


Item 2 - Changes in Securities

During the three months ended June 30, 1997, the Company issued the following shares of Common Stock pursuant to an employee stock award in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended:


                                  Number of Shares            Aggregate
    Date of Issuance                  Issued                  Price Paid
   --------------------        ---------------------       -----------------
      April 3, 1997                    350                       $ --


Item 4 - Submission of Matters to a Vote of Security-Holders

Following are the results of all matters submitted to a vote of security-holders during the second quarter ended June 30, 1997. These matters were voted on at the 1997 Annual Meeting of Stockholders held on May 29, 1997:

Item 1: Election of Class B Directors - Vote to elect two (2) Class B directors to serve until the Company's Year 2000 Annual Meeting of Stockholders, or until their successors are elected and qualified.


                              Total Vote For             Total Vote Withheld
                               Each Director             From Each Director
                               -------------             ------------------
C. Richard Reese                 7,743,865                     147,980

Arthur D. Little                 7,743,865                     147,980


The following directors' terms continued after the 1997 Annual Meeting: David S. Wendell, Eugene B. Doggett, Constantin R. Boden and Vincent J. Ryan.

                           IRON MOUNTAIN INCORPORATED


Item 2: Increase the Authorized Shares of Common Stock - Amendment to the first sentence of Article FOURTH of the Restated Certificate to increase the number of shares of Common Stock that the Company is authorized to issue from 13,000,000 to 20,000,000 shares.


            For              Against           Abstain        Broker Non-Vote
        ------------       -----------        ---------       ----------------
         7,860,800            20,015            11,030              --


Item 3: Increase the Authorized Shares of Common Stock for Issuance Under the 1995 Stock Incentive Plan - Amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 to 1,400,000.


             For             Against          Abstain        Broker Non-Vote
        -------------      -----------       ---------       ---------------
          6,992,448          728,827           13,630            156,940


Item 4: Accelerate Vesting and Conversion of Options and Stock Appreciation Rights Issued Under the 1995 Stock Incentive Plan - Amendment to the Company's 1995 Stock Incentive Plan to accelerate the vesting and conversion of options and stock appreciation rights in the event of certain mergers or consolidations.


             For             Against          Abstain        Broker Non-Vote
        -------------      -----------       ---------       ---------------
          7,051,023          661,303           9,630             169,889


Item 5: Ratification of Selection of Independent Public Accountants - Ratification of the selection by the Board of Directors of the firm of Arthur Andersen LLP as the Company's independent public accountants for the current year.


             For             Against          Abstain        Broker Non-Vote
        -------------      -----------       ---------       ---------------
         7,883,025            6,690            2,130               --

                           IRON MOUNTAIN INCORPORATED


Item 5 - Other Information

As a result of the acquisition of Safesite, B. Thomas Golisano, formerly the Chairman of the Board of Safesite, was appointed as a Class A Director of the Company.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit                                 Description
     -------       ------------------------------------------------------------
        3.1        Certificate of Incorporation of Iron Mountain Incorporated,
                   as amended

        3.2        By-laws of Iron Mountain Incorporated, as amended

       10.1        Amended and Restated Registration Rights Agreement

       10.2 Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended

         11        Statement re: computation of earnings per share

         27        Financial Data Schedule


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 25, 1997 announcing that its wholly owned subsidiary, Iron Mountain/Safesite, Inc., had completed the acquisition of Safesite Records Management Corporation. In addition, wholly owned subsidiaries of the Company also acquired certain real property from a trust for the benefit of the controlling stockholders of Safesite. The acquisition was reported under Item 2 of Form 8-K. In accordance with Item 7(a)(4) of Form 8-K, the required financial statements will be filed, by amendment to the Form 8-K, on or before August 26, 1997.

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IRON MOUNTAIN INCORPORATED



August 14, 1997                      By: /s/ Jean A. Bua
---------------                          ---------------------------------------
   (date)                                Jean A. Bua
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)