Form 10-Q
period 1997-09-30
IRON MOUNTAIN INC /DE
filed 1997-11-14
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

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

                         Yes     X        No
                              ------         ------

As of November 6, 1997, there were 13,445,174 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX


                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 1996 and
             September 30, 1997 (Unaudited)                                                        3

          Condensed Consolidated Statements of Operations for the Three Months Ended
             September 30, 1996 and 1997 (Unaudited)                                               4

          Condensed Consolidated Statements of Operations for the Nine Months Ended
             September 30, 1996 and 1997 (Unaudited)                                               5

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1996 and 1997 (Unaudited)                                               6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                      7-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                        11-15


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                                                        16

Item 2 - Changes in Securities                                                                    16

Item 6 - Exhibits and Reports on Form 8-K                                                      16-17

          Signatures                                                                              18


                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     December 31,  September 30,
                                                          1996         1997
                                                     ------------   ---------

ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                          $   3,453      $   2,242
   Accounts Receivable (less allowances of
         $1,061 and $1,332, respectively)                24,136         35,372
   Inventories                                              767            989
   Deferred Income Taxes                                  3,378          4,831
   Prepaid Expenses and Other Current Assets              3,054          7,402
                                                       --------      ---------
         Total Current Assets                            34,788         50,836

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment at Cost                163,495        207,617
   Less: Accumulated Depreciation                       (45,146)       (56,996)
                                                       --------      ---------
         Property, Plant and Equipment, net             118,349        150,621

OTHER ASSETS:
   Goodwill, net                                        109,363        226,779
   Customer Acquisition Costs, net                        6,334          6,511
   Deferred Financing Costs, net                          7,358          7,525
   Other                                                  5,607          8,827
                                                       --------      ---------
         Total Other Assets                             128,662        249,642
                                                       --------      ---------

         Total Assets                                  $281,799       $451,099
                                                        =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-term Debt                   $    396       $    403
   Accounts Payable                                       3,750          5,947
   Accrued Expenses                                      17,275         28,276
   Deferred Income                                        4,995          8,810
   Other Current Liabilities                                414            739
                                                       --------      ---------
         Total Current Liabilities                       26,830         44,175

LONG-TERM DEBT, NET OF CURRENT PORTION                  184,337        273,965
DEFERRED RENT                                             7,651          8,209
DEFERRED INCOME TAXES                                     4,021          4,237
OTHER LONG-TERM LIABILITIES                               6,576          6,568


COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)

STOCKHOLDERS' EQUITY:
   Common Stock                                              96            117
   Common Stock - Nonvoting                                   5              5
   Additional Paid-in Capital                            62,135        125,485
   Accumulated Deficit                                   (9,852)       (11,662)
                                                       --------      ---------
         Total Stockholders' Equity                      52,384        113,945
                                                       --------      ---------

         Total Liabilities and
               Stockholders' Equity                    $281,799      $ 451,099
                                                       ========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                       ---------------------
                                                          1996       1997
                                                       --------     --------

REVENUES:
   Storage                                              $22,056     $32,390
   Service and Storage Material Sales                    13,963      22,265
                                                        -------      ------

         Total Revenues                                  36,019      54,655

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                18,708      27,870
   Selling, General and Administrative                    8,695      14,180
   Depreciation and Amortization                          4,366       6,530
                                                        -------      ------

         Total Operating Expenses                        31,769      48,580
                                                        -------      ------

OPERATING INCOME                                          4,250       6,075

INTEREST EXPENSE                                          3,596       6,550
                                                        -------      ------

         Income (Loss) Before Provision (Credit)
             for Income Taxes                               654        (475)


PROVISION (CREDIT) FOR INCOME TAXES                         654        (150)
                                                        -------      ------

         Net Income (Loss)                              $    --     $  (325)
                                                        =======      =======

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE                                     $    --       (0.03)
                                                        =======      =======

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                         10,505      12,048
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1997
                                                     ---------     ---------


REVENUES:
   Storage                                            $ 61,419     $ 86,199
   Service and Storage Material Sales                   38,550       57,195
                                                      --------     --------

         Total Revenues                                 99,969      143,394

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)               51,091       73,742
   Selling, General and Administrative                  24,762       35,682
   Depreciation and Amortization                        11,896       18,495
                                                      --------     --------

         Total Operating Expenses                       87,749      127,919
                                                      --------     --------

OPERATING INCOME                                        12,220       15,475

INTEREST EXPENSE                                         9,981       17,631
                                                      --------     --------
         Income (Loss) Before Provision (Credit)
            for Income Taxes                             2,239       (2,156)


PROVISION (CREDIT) FOR INCOME TAXES                      1,542         (346)
                                                      --------     --------
         Net Income (Loss)                                 697       (1,810)

ACCRETION OF REDEEMABLE PUT WARRANT                        280           --
                                                      --------     --------
         Net Income (Loss) Applicable to
           Common Stockholders                        $    417     $ (1,810)
                                                      ========     ========

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE                                   $   0.04     $  (0.17)
                                                      ========     ========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                        10,101       10,906
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                            -----------------------
                                                               1996           1997
                                                            ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                        $    697      $ (1,810)
    Adjustments to Reconcile Net Income (Loss) to Cash
    Flows Provided by Operating Activities:
       Depreciation and Amortization                           11,896        18,495
       Amortization of Financing Costs                            637           685
       Income Tax Benefit from Exercise of Stock Options           --           580
       Other                                                      (14)           53
    Changes in Assets and Liabilities
      (Exclusive of Acquisitions):
       Accounts Receivable                                     (2,355)       (4,884)
       Inventories                                                 20          (133)
       Deferred Income Taxes                                      370        (1,452)
       Prepaid Expenses and Other Current Assets                1,233        (4,182)
       Other Assets                                              (221)          362
       Accounts Payable                                          (438)        1,220
       Accrued Expenses                                           169         3,993
       Deferred Income                                         (1,143)         (426)
       Other Current Liabilities                                  (55)          325
       Deferred Rent                                             (179)          558
       Other Long-term Liabilities                                 --            (8)
                                                             --------      --------
             Cash Flows Provided by Operating Activities       10,617        13,376

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Paid for Acquisitions                                (45,638)      (81,265)
    Capital Expenditures                                      (17,413)      (20,618)
    Additions to Customer Acquisition Costs                    (1,265)         (688)
    Other                                                         (25)           --
                                                             --------      --------
             Cash Flows Used in Investing Activities          (64,341)     (102,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Debt                                         (30,435)      (10,407)
    Proceeds from Borrowings                                   60,520        99,050
    Financing Costs                                              (824)         (852)
    Proceeds from Exercise of Stock Options                        16           653
    Stock Issuance Costs                                           --          (460)
    Net Proceeds from Initial Public Offering                  33,286            --
    Retirement of Redeemable Put Warrant                       (6,612)           --
                                                             --------      --------
             Cash Flows Provided by Financing Activities       55,951        87,984
                                                             --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,227        (1,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,585         3,453
                                                             --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  3,812      $  2,242
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

(2)    ACQUISITIONS

During the nine months ended September 30, 1997, the Company purchased substantially all of the assets, and assumed certain liabilities, of nine records management businesses and acquired all of the outstanding capital stock of five records management businesses (collectively, the "1997 Acquisitions"). In connection with certain 1997 Acquisitions, related real estate was also purchased. Each of the 1997 Acquisitions and all 16 of the records management businesses acquired during 1996 (the "1996 Acquisitions") were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1997 Acquisitions exceeded the underlying fair value of the net assets acquired by $122,455 which has been assigned to goodwill and is being amortized over 25 to 30 years. The purchase price allocations are preliminary and subject to adjustment. To finance the 1997 Acquisitions, the Company issued approximately 2,032 shares of its common stock, issued options to purchase approximately 133 shares of its common stock and paid approximately $81,265 in cash, which was provided through the Company's Revolving Credit Facility.

A summary of the total consideration and the preliminary allocations of the purchase price, as of the acquisition dates, is as follows:

        Fair Value of Common Stock Issued                    $ 59,474
        Fair Value of Options Issued                            3,071
        Cash Paid                                              81,265
                                                             ---------
                 Total Consideration                         $143,810
                                                             --------
        Fair Value of  Assets Acquired During 1997             35,753
        Liabilities Assumed                                   (14,398)
                                                             --------
                 Fair Value of Net Assets Acquired             21,355
                                                             --------
        Recorded Goodwill                                    $122,455
                                                             ========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

The following unaudited pro forma combined information shows the results of the Company's operations for the year ended December 31, 1996 and the nine months ended September 30, 1997, as though each of the 1996 and 1997 Acquisitions had occurred as of the beginning of the respective year:

                                                 Year          Nine Months
                                                Ended             Ended
                                             December 31,     September 30,
                                                 1996              1997
                                             ------------      ------------

     Revenues                                 $ 197,139        $ 162,907

     Net Loss                                    (5,521)          (3,311)
     Accretion of Redeemable Put Warrant            280               --
                                              ---------        ---------
     Net Loss Applicable to Stockholders      $  (5,241)          (3,311)
                                              =========        ==========
     Net Loss Per Share                       $   (0.44)       $   (0.27)
                                              =========        ==========

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of each year or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses. Certain acquisitions, representing annual revenues of approximately $2,800, were not included in the pro forma results as their effect was immaterial.

On September 26, 1997, the Company entered into an agreement to acquire all of the outstanding capital stock of Arcus Group, Inc. ("AGI") and its subsidiaries for approximately $160 million. The principal operating subsidiary of AGI is Arcus Technology Services, Inc. ("ATSI"). The purchase price consists of Common Stock and options to acquire Common Stock valued at approximately $63 million, the assumption of net indebtedness of approximately $31 million and approximately $66 million in cash. The number of shares of Common Stock and options will be based on the average market price for the 20 trading days ending three trading days before the closing, subject to a floor of $29.00 and a ceiling of $36.00. In addition to the stated purchase price of $160 million, the Company presently expects to record approximately $3 million in capitalized transaction costs and approximately $2 million in additional equity resulting from a higher financial valuation of the options to acquire shares of Common Stock for accounting purposes.

The Company has issued shares of Common Stock in connection with the 1997 Acquisitions and acquisitions completed subsequent to September 30, 1997 and will record such shares for financial reporting purposes at fair value. Because under the terms of the relevant acquisition agreements a portion of such shares are subject to resale restrictions, the Company is in the process of obtaining appraisals to determine the fair value of such shares. Pending the appraisals, the Company initially recorded the value of such shares based upon their market price at the time of the applicable closing. The Company anticipates that the appraised value of the restricted shares will be less than the initially recorded value for accounting purposes and expects to record corresponding decreases in equity, goodwill and goodwill amortization. The Company intends to follow the same process with respect to those shares of Common Stock to be issued in the AGI acquisition that will be subject to resale restrictions.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)    LONG-TERM DEBT

Long-term debt consists of the following:

                                                 December 31,     September 30,
                                                     1996             1997
                                                 ------------    --------------
   10-1/8% Senior Subordinated Notes
     (the "1996 Notes")                           $  165,000     $  165,000
   Revolving Credit Facility                           9,000         98,550
   Real Estate Mortgages                              10,733         10,405
   Other                                                  --            413
                                                 -----------     ----------
       Total Long-term Debt                          184,733        274,368
   Less: Current Portion                                (396)          (403)
                                                  ----------     -----------
       Long-term Debt, Net of Current Portion     $  184,337     $  273,965
                                                  ----------     -----------

On September 29, 1997, the Company amended its revolving credit facility, increasing its credit availability thereunder from $150 million to $250 million. The amendment also extended the maturity of the revolving credit facility by one year to September 2002 and changed certain other terms.

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


Facility Fire

In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its records management facilities in South Brunswick, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. The results of the third quarter do not include any gain or loss resulting from the fires. The Company filed several insurance claims, including a significant claim under its business interruption insurance policy. Currently, the Company expects to realize a gain from proceeds under its business interruption insurance. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard. At September 30, 1997, the Company has a receivable of approximately $2,579 related to various claims filed under its property and casualty insurance policies.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5)      EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company is required to adopt the new standard in its 1997 year end financial statements. Pursuant to the requirements of SFAS No. 128, all prior period Earnings Per Share ("EPS"), information will be restated at that time. The new statement cannot be adopted early. Had the Company calculated EPS as prescribed by SFAS No. 128, there would have been no change in the reported EPS amounts for any of the periods shown.

(6)          SUBSEQUENT EVENTS

During October 1997, the Company acquired four records management businesses, including Records Retention/FileSafe, L.P. ("FileSafe"), Allegiance Business Archives, Ltd. ("Allegiance") and HIMSCORP, Inc. and Subsidiaries ("HIMSCORP") and certain related real estate, for approximately $157,300, including shares of Common Stock preliminarily valued at approximately $46,200 (see Note 2). All of these acquisitions were accounted for as purchases.

HIMSCORP is the leading national provider of records management services for hospitals and other organizations in the healthcare industry. The acquisition, effective November 1, 1997, was structured as a tax free reorganization for total consideration, including transaction costs, of $98,800 including $1.2 million shares of Iron Mountain Common Stock preliminarily valued at $46,200 and cash and assumed indebtedness of $52,600.

Filesafe and Allegiance, which also closed in October 1997, had purchase prices of approximately $44,600 and $8,800, respectively.

On October 24, 1997, the Company successfully completed the sale, in a private placement to qualified institutional buyers, of $250 million in aggregate principal amount of its 8 3/4% Senior Subordinated Notes due 2009 (the "1997 Notes"). The 1997 Notes were issued at a price to investors of 99.806%. A portion of the net proceeds from the sale of the 1997 Notes was used to repay outstanding bank debt and to fund the cash portion of the purchase price of the HIMSCORP acquisition. The balance of the net proceeds will be used to fund a portion of the purchase price of AGI and for general corporate purposes.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1996 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine month periods ended September 30, 1997, included herein, and the year ended December 31, 1996, included in the Company's Annual Report filed on Form 10-K.

Overview

During the third quarter of 1997, the Company acquired four records management businesses and a software escrow business for total consideration of approximately $36 million. The consideration included Common Stock and options to acquire Common Stock preliminarily valued at approximately $9 million and cash and assumed indebtedness of approximately $27 million. These five acquisitions reported approximately $6 million in revenues for the six months ended June 30, 1997 prior to their acquisition by the Company. The third quarter of 1997 was also the first quarter to fully reflect the operations of Safesite Records Management Corporation ("Safesite") which was acquired by the Company on June 12, 1997. Safesite accounted for approximately $6 million of the Company's $55 million in total revenue for the third quarter of 1997.

As a result of the third quarter acquisitions, Iron Mountain commenced operations in one new market and bolstered its presence in four existing markets. As of September 30, 1997, the Company operated 156 records centers in 43 markets nationwide. The Company serves more than 41,000 customer accounts, including more than half of the Fortune 500 companies.

In March 1997, Iron Mountain experienced three fires that resulted in extensive damage to two of its records management facilities in South Brunswick, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. The results of the third quarter do not include any gain or loss resulting from the fires. The Company has filed several insurance claims, including a significant claim under its business interruption insurance policy. Currently, the Company expects to realize a gain from proceeds under its business interruption insurance. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard. At September 30, 1997, the Company had a receivable of approximately $2,579 related to various claims filed under its property and casualty insurance policies.

The Company's total revenues increased $18.7 million, or 51.7%, to $54.7 million for the third quarter of 1997 from $36.0 million for the third quarter of 1996. Of the 51.7% revenue growth, 45.0 percentage points were attributable to thirty acquisitions completed by the Company in 1996 and the first nine months of 1997 and 6.7 percentage points were attributable to internal growth. The internal growth percentage was reduced by the loss of revenues resulting from the fires in South Brunswick, NJ in March 1997. Excluding the Company's South Brunswick operations for both years, internal growth for the quarter was 10.2%.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Storage revenues increased $10.3 million, or 46.9%, to $32.4 million for the third quarter of 1997, from $22.1 million for the third quarter of 1996. Thirty acquisitions completed by the Company in 1996 and the first nine months of 1997 accounted for $8.9 million, or 86.1%, of such increase. The balance of the storage revenue growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers. The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

Service and storage material sales revenue increased $8.3 million, or 59.5%, to $22.3 for the third quarter of 1997 from $14.0 million for the third quarter of 1996. Acquisitions accounted for $7.6 million, or 91.5%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the third quarter of 1997, over the same period in 1996, is primarily attributable to certain businesses acquired in 1997 that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total revenue increased $18.7 million, or 51.7%, to $54.7 million for the third quarter of 1997 from $36.0 million for the third quarter of 1996. Of such increase, $16.5 million, or 88.5%, was attributable to acquisitions completed by the Company in 1996 and the first nine months of 1997.

Cost of sales (excluding depreciation) increased $9.2 million, or 49.0%, to $27.9 million (51.0% of revenues) for the third quarter of 1997 from $18.7 million (51.9% of revenues) for the third quarter of 1996. The increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations. The decrease as a percentage of revenues was primarily attributable to the software escrow business acquired in the third quarter of 1997 having a higher gross margin than the rest of the Company.

Selling, general and administrative expenses increased $5.5 million, or 63.1%, to $14.2 million (26.0% of revenues) for the third quarter of 1997 from $8.7 million (24.2% of revenues) for the third quarter of 1996. The increase was primarily attributable to: (i) the addition of overhead, primarily salespeople, related to the Safesite acquisition; (ii) the integration, training and redeployment of personnel principally related to the Safesite acquisition; and
(iii) increased personnel, office and overhead costs needed to support the Company's growth.

Depreciation and amortization expense increased $2.1 million, or 49.6%, to $6.5 million (11.9% of revenues) for the third quarter of 1997 from $4.4 million (12.1% of revenues) for the third quarter of 1996. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, and capital expenditures including racking systems, information systems and improvements to existing facilities.

As a result of the foregoing factors, operating income increased $1.8 million, or 42.9%, to $6.1 million (11.1% of revenues) for the third quarter of 1997 from $4.3 million (11.8% of revenues) for the third quarter of 1996.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Interest expense increased $3.0 million, or 82.1%, to $6.6 million for the third quarter of 1997 from $3.6 million for the third quarter of 1996. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the third quarter of 1997 compared to the same period in 1996.

As a result of the foregoing factors, income (loss) before provision (credit) for income taxes decreased $1.2 million to a loss of $0.5 million (0.9% of revenue) for the third quarter of 1997 from income of $0.7 million (1.8% of revenue) for the third quarter of 1996. Provision (credit) for income taxes was a credit of $0.2 million for the third quarter of 1997 compared to a provision of $0.7 million for the third quarter of 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In the third quarter of 1997, the Company recorded approximately $23 million in nondeductible goodwill.

Net income (loss) decreased $0.3 million to a net loss of $0.3 million (0.6% of revenues) for the third quarter of 1997 from break even for the third quarter of 1996.

As a result of the foregoing factors, earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA") increased $4.0 million, or 46.3%, to $12.6 million (23.1% of revenues) for the third quarter of 1997 from $8.6 million (23.9% of revenues) for the third quarter of 1996.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Storage revenue increased $24.8 million, or 40.4%, to $86.2 million for the first nine months of 1997 from $61.4 million for the first nine months of 1996. Thirty acquisitions completed by the Company in 1996 and the first nine months of 1997 accounted for $20.3 million, or 81.8%, of such increase. The balance of the storage revenue growth resulted primarily from net increases in Cartons stored by existing customers and from sales to new customers.

Service and storage material sales revenue increased $18.6 million, or 48.4%,to $57.2 million for the first nine months of 1997 from $38.6 million for the first nine months of 1996. Acquisitions accounted for $16.3 million, or 87.6%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the first nine months of 1997, is primarily attributable to certain businesses acquired in 1997 that have higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total revenue increased $43.4 million, or 43.4%, to $143.4 million for the first nine months of 1997 from $100.0 million for the first nine months of 1996. Of such increase, $36.6 million, or 84.3%, was attributable to acquisitions completed by the Company in 1996 and the first nine months of 1997.

Cost of sales (excluding depreciation) increased $22.6 million, or 44.3%, to $73.7 million (51.4% of revenues) for the first nine months of 1997 from $51.1 million (51.1% of revenues) for the first nine months of 1996. The increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Selling, general and administrative expenses increased $10.9 million, or 44.1%, to $35.7 million (24.9% of revenues) for the first nine months of 1997 from $24.8 million (24.8% of revenues) for the first nine months of 1996. The increase was primarily attributable to: (i) the addition of overhead, primarily salespeople, related to the Safesite acquisition; (ii) the integration, training and redeployment of personnel principally related to the Safesite acquisition; and (iii) increased personnel, office and overhead costs needed to support the Company's growth.

Depreciation and amortization increased $6.6 million, or 55.5%, to $18.5 million (12.9% of revenues) for the first nine months of 1997 from $11.9 million (11.9% of revenues) for the first nine months of 1996. The increase was primarily attributable to the additional depreciation and amortization related to the aforementioned acquisitions and capital expenditures including racking systems, information systems and improvements to existing facilities.

As a result of the foregoing factors, operating income increased $3.3 million, or 26.6%, to $15.5 million (10.8% of revenues) for the first nine months of 1997 from $12.2 million (12.2% of revenues) for the first nine months of 1996.

Interest expense increased $7.6 million, or 76.6%, to $17.6 million for the first nine months of 1997 from $10.0 million for the first nine months of 1996. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the first nine months of 1997 as compared to the same period for 1996.

As a result of the foregoing factors, income (loss) before provision (credit) for income taxes decreased $4.4 million to a loss of $2.2 million (1.5% of revenues) for the first nine months of 1997 from income of $2.2 million (2.2% of revenues) for the first nine months of 1996. Provision (credit) for income taxes was a credit of $0.3 million for the first nine months of 1997 compared with a provision of $1.5 million for the first nine months of 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In the first nine months of 1997, the Company recorded approximately $86.7 million in nondeductible goodwill, $61.9 million of which related to the acquisition of Safesite.

Net income (loss) decreased $2.5 million to a net loss of $1.8 million (1.3% of revenues) for the first nine months of 1997 from net income of $0.7 million (0.7% of revenues) for the first nine months of 1996. Net income (loss) applicable to common stockholders decreased $2.2 million to a net loss of $1.8 million (1.3% of revenues) for the first nine months of 1997 from net income of $0.4 million (0.4% of revenues) after accretion of $0.3 million related to a redeemable put warrant for the first nine months of 1996. The put warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering of common stock. As a result of such redemption, there will be no future charges for such accretion.

As a result of the foregoing factors, EBITDA increased $9.9 million, or 40.9%, to $34.0 million (23.7% of revenues) for the first nine months of 1997 from $24.1 million (24.1% of revenues) for the first nine months of 1996.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Financial Condition and Liquidity

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and improvements to existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first nine months of 1997 amounted to $81.3 million, $20.6 million and $0.7 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's revolving credit facility.

Net cash provided by operations was $13.4 million for the first nine months of 1997 compared to $10.6 million for the same period in 1996. The increase resulted from the $9.9 million increase in EBITDA, which was partially offset by the $4.9 million increase in trade accounts receivable related to increased revenues and the $2.6 million increase in the insurance receivable due to costs associated with the South Brunswick, New Jersey fires and other changes in assets and liability accounts.

Net cash provided by financing activities was $88.0 million for the nine months ended September 30, 1997, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $99.0 million, which were partially offset by repayments of debt of $10.4 million. On September 29, 1997, the Company amended its revolving credit facility, increasing its credit availability thereunder from $150 million to $250 million. The amendment also extended the maturity of the revolving credit facility by one year to September 2002 and changed certain other terms. As of September 30, 1997 the Company had $151 million available under its revolving credit facility.

On October 24, 1997, the Company successfully completed the sale, in a private placement to qualified institutional buyers, of $250 million in aggregate principal amount of the 1997 Notes. The 1997 Notes were issued at a price to investors of 99.806%. A portion of the net proceeds from the sale of the 1997 Notes was used to repay outstanding bank debt and to fund the cash portion of the purchase price of the HIMSCORP acquisition. The remaining balance of approximately $22 million will be used to fund a portion of the purchase price of AGI and for general corporate purposes.

The Company has recently issued shares of Common Stock and options to purchase Common Stock as partial consideration for certain acquisitions, particularly for larger acquisitions. In June 1997, the Company issued approximately 1.8 million shares of Common Stock, valued at $51.3 million, and options to acquire approximately 0.1 million shares of Common Stock, valued at $2.3 million, as partial consideration for its acquisition of Safesite. In the third quarter of 1997, the Company issued approximately 0.3 million shares of Common Stock, valued at $8.2 million, as partial consideration for two of the five acquisitions. In October 1997, in connection with the HIMSCORP acquisition, the Company issued approximately 1.2 million shares of Common Stock, valued at approximately $46.2 million.

The Company expects to incur costs during the next two to three years as it addresses the impact of the year 2000 on its information systems. According to published reports, certain information systems, primarily computer software programs, cannot properly recognize and process date sensitive information for the year 2000 and beyond. The Company is evaluating its systems to determine whether they are year 2000 compliant and is in the process of addressing this issue. Accordingly, management has not yet estimated the cost of this effort.

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


Item 2 - Changes in Securities

On July 1, 1997, the Company issued 35,358 shares of its Common Stock as partial consideration for the acquisition of Archives Express, Inc. The number of shares issued was based on the average closing price for the ten trading days ending three trading days before the closing. The fair value of the shares recorded, based on the closing price on the date of acquisition, was $1.1 million.

On September 2, 1997, the Company issued 226,788 shares of its Common Stock as partial consideration for the acquisition of Data Securities International, Inc. The number of shares issued was based on the average closing price for the fifteen trading days ending four trading days before the closing. The fair value of the shares recorded, based on the closing price on the date of acquisition, was $7.1 million.

Such shares were issued in reliance upon section 4(2) of the Securities Act of 1933, as amended.


Item 6 - Exhibits and Reports on Form 8-K

(a) Certain exhibits indicated below are incorporated by reference to documents of Iron Mountain on file with the Securities and Exchange Commission. Such filings and the exhibit numbers in the applicable filing are indicated in parentheses. All other exhibits are filed herewith.


 Exhibit                          Description
 -------                          -----------

   2.1 Agreement and Plan of Merger by and among Iron Mountain, IM-3 Acquisition Corp. and HIMSCORP, Inc., dated as of September 17, 1997, and Joinder to Agreement and Plan of Merger by and among said parties and Iron Mountain Records Management, Inc., dated as of October 31, 1997. (Current Report on Form 8-K/A dated November 10, 1997;
          exhibit 2.2)

   2.2 Agreement and Plan of Merger, dated as of September 26, 1997, by and among Iron Mountain, Arcus Group, Inc., United Acquisition Company and Arcus Technology Services, Inc.

   2.3 Agreement and Plan of Merger by and among Iron Mountain, DSI Acquisition Corporation and Data Securities International, Inc., dated as of August 25, 1997.

                           IRON MOUNTAIN INCORPORATED


  10.1 Second Amended and Restated Credit Agreement, dated as of September 26, 1997, among Iron Mountain, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.

  10.2 Asset Purchase and Sale Agreement between Iron Mountain Records Management, Inc. as buyer and Records Retention/FileSafe as seller, dated as of August 20, 1997.

  11      Statement re: computation of earnings per share

  27      Financial Data Schedule


(b)    Reports on Form 8-K

       The Company filed a Current Report on Form 8-K/A on August 26, 1997, which included the required financial statements for the acquisition of Safesite Records Management Corporation under Item 7.

                           IRON MOUNTAIN INCORPORATED
                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IRON MOUNTAIN INCORPORATED



November 14, 1997                By:       /s/ Jean A. Bua
-------------------------           ----------------------------------------
        (date)                         Jean A. Bua
                                       Vice President and Corporate Controller
                                       (Principal Accounting Officer)