Form 10-K
period 1997-12-31
IRON MOUNTAIN INC /DE
filed 1998-03-27
CIK 1004317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

                            -----------------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT OF 1934

    For the transition period from ______ to ______


                         Commission File Number 0-27584


                           IRON MOUNTAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

                               ----------------

                  Delaware                                   04-3107342
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification No.)

745 Atlantic Avenue, Boston, Massachusetts                       02111
 (Address of principal executive offices)                     (Zip Code)

                                  617-357-4455
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None


     Title of Each Class                  Name of Exchange on Which Registered
----------------------------              ------------------------------------

        Not applicable                              Not applicable


Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, $.01 par value per share ("Common Stock")
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1998, the aggregate market value of the Common
Stock of the registrant held by non-affiliates of the registrant was $270,896,704 based on the closing price on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") on such date.

Number of shares of the registrant's Common Stock at March 1, 1998:               14,935,507

Number of shares of the registrant's Nonvoting Common Stock at March 1, 1998:              0

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IRON MOUNTAIN INCORPORATED
                          1997 FORM 10-K ANNUAL REPORT

                               Table of Contents
                               -----------------



PART I                                                                                    Page
----------                                                                               -----
Item 1.    Business ....................................................................  1
Item 2.    Properties .................................................................. 17
Item 3.    Legal Proceedings ........................................................... 18
Item 4.    Submission of Matters to a Vote of Security Holders ......................... 18

PART II
----------
Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters .... 19
Item 6.    Selected Consolidated Financial and Operating Information ................... 20
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................... 22
Item 8.    Financial Statements and Supplementary Data ................................. 31
Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ....................................................... 54

PART III
----------
Item 10.   Directors and Executive Officers of the Registrant .......................... 55
Item 11.   Executive Compensation ...................................................... 59
Item 12.   Security Ownership of Certain Beneficial Owners and Management .............. 62
Item 13.   Certain Relationships and Related Transactions .............................. 64

PART IV
----------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ............. 65

                           CERTAIN IMPORTANT FACTORS

     This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the strategies, beliefs or current expectations of the Company and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: (i) the Company's ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently, (ii) the cost and availability of financing for contemplated growth, (iii) the cost and availability of appropriate storage facilities, (iv) the possibility of a natural disaster or other casualty disrupting operations to an extent greater than the Company is insured for, (v) the demand and price for the Company's services, relative to the cost of providing such services, or (vi) other trends in competitive or economic conditions affecting the Company's financial condition or results of operations not presently contemplated. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    PART I


Item 1. Business.


(a) Development of Business.

     Iron Mountain Incorporated ("Iron Mountain" or the "Company") is America's largest records management company, as measured by its revenues. The Company is a national, full-service provider of records management and related services, enabling customers to outsource records management functions. Iron Mountain has a diversified customer base, which includes more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. The Company provides storage for all major media, including paper (the dominant form of records storage), computer disks and tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. The Company also sells storage materials and provides information technology ("IT") staffing, consulting, facilities management and other outsourcing services.

     The completion of the Company's acquisitions consummated since January 1, 1997 (the "Recent Acquisitions") has significantly increased the Company's presence in off-site data security services (the management of electronic records) and medical records management, and, as a result, management believes that the Company is the industry leader in both of these specialized records management activities. The Recent Acquisitions have also expanded the ancillary services offered by the Company to include IT staffing and enhanced its range of facilities management services. As of December 31, 1997, giving effect to the Recent Acquisitions, Iron Mountain managed over 50,000 customer accounts and operated 223 records management facilities in 54 markets.


(b) Description of Business.

The Records Management Industry

Overview

     The records management industry stores information in a variety of media formats, which can broadly be divided into paper and electronic records, and provides a wide range of services related to the records stored. Paper records are defined to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and video tapes, film, X-rays and blue prints. Based on publicly available information, organizations in the United States generate an estimated four trillion documents each year, many of which must be retained and available for reference for many years. Electronic records primarily include computer disks and tapes and optical disks.


Paper Records

     Paper records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization which originated them to ensure ready availability. Inactive paper records are the principal focus of the records management industry. Inactive records consist of those records which are not needed for immediate access but which must be retained for legal reasons or regulatory compliance or for occasional reference in support of ongoing business operations. Based on industry studies, the Company believes that inactive records make up approximately 80% of all paper records.

     Medical records generated by healthcare providers are a large and growing segment of the paper records market. Management believes that a substantial portion of the medical records market is not yet vended, and that cost cutting measures being adopted in the medical field have caused healthcare providers to consider savings initiatives such as outsourcing medical records management.

Electronic Records

     Electronic records management focuses on the storage of and related services for computer media that is either archival in nature or a back-up copy of recently processed data. Archival data is generally not needed for access but is retained for legal, regulatory and compliance reasons. Back-up data exists because of the need of many businesses to maintain back-up copies of data in order to be able to operate in the event of a system failure, casualty loss or other disaster. It is standard operating procedure for data processing groups to rotate back-up tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites.


Growth of Market

     The Company believes that the volume of stored paper and electronic records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as facsimile and desktop printing; (ii) the continued proliferation of data processing technologies such as personal computers and networks; (iii) increased regulatory requirements; (iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation; (v) the high cost of reviewing records and deciding whether to retain or destroy them;
(vi) the failure of many entities to adopt or follow policies on records destruction; and (vii) audit requirements to keep backup copies of certain records in off-site locations. Despite the growth of new "paperless" technologies, such as the Internet and e-mail, management believes that stored information remains predominantly paper-based and that such technologies have promoted the creation of hard copies of such electronic information. In addition, management believes that the proliferation of digital information technologies and distributed data networks has led to increased demand for data security services, such as the storage and off-site rotation of back-up copies of magnetic media, and outsourcing support services that address the needs of data center operations and disaster recovery programs.


Highly Fragmented Industry

     Most records management companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving company. According to Professional Records and Information Services Management ("PRISM"), a trade group of approximately 450 members, as of January 1994 (the latest date for which such information is available), approximately 2,600 firms offered records storage and management services in the United States. The Company believes that there are only three national providers in the industry (including the Company) and that the rest are regional or, in most instances, single-city operators. In contrast, due to the specialized nature of the services provided, the provision of data security services, medical records management and vital records protection services have higher market concentrations. The Company has made, and intends to make, acquisitions to increase its presence in these markets.


Industry Consolidation

     Over the past several years, there has been consolidation in the records management industry. The Company believes that this trend will continue because of the industry's capital requirements for growth, opportunities for large records management providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions. In particular, the records management business requires significant up-front capital investment for real estate, racking systems and management information technology. Economies of scale available in these areas can reward larger initial capital investments by reducing per unit storage costs. However, such economies of scale are only realized once a facility fills available capacity. Thus, larger companies with both access to capital and the ability to quickly fill a new facility enjoy a competitive cost advantage, thereby putting pressures on smaller competitors.

     Management believes that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities for multiple services. In particular, customers increasingly demand a single, large, sophisticated company to handle all of their important medical, electronic and vital records needs. Large, national companies are better able to satisfy these demands than smaller competitors.

Financial Characteristics of Iron Mountain's Business

     Iron Mountain's records management business has the following financial characteristics:

[bullet] Recurring Revenues. Iron Mountain derives a majority of its revenues from fixed periodic (usually monthly) fees charged to customers based on the volume of records stored. Revenues from these fixed periodic fees have grown for 36 consecutive quarters and have represented approximately 60% of the Company's total revenues in each of the last five years. Once a customer places paper records in storage with the Company and until those records are destroyed or permanently removed (for which the Company typically receives a service fee), the Company receives recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic media consist primarily of fixed monthly payments. The stable and growing storage base also provides the foundation for increases in revenues and earnings before interest, taxes, depreciation, amortization and extraordinary items ("EBITDA") from related service activities and sales of storage materials.

[bullet] Historically Non-Cyclical Business. Iron Mountain has not experienced a reduction of its business as a result of past general economic downturns, although there can be no assurance that this would be the case in the future. Management believes that the outsourcing of records management may accelerate during economic downturns as companies focus on reducing costs through outsourcing non-core operating functions. In addition, management believes that companies that have outsourced records management are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving records management in-house.

[bullet] Inherent Growth from Existing Paper Records Customers. The Company's paper records customers have on average generated additional Cartons(1) at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1993 through December 31, 1997, Net Carton Growth From Existing Customers(2) increased at an average annual rate of approximately 6%. The Company believes the consistent growth of its paper storage revenues is the result of a number of factors, including:
         (i) the trend toward increased records retention; (ii) customer satisfaction with the Company's services; and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of records management services.

[bullet] Diversified and Stable Customer Base. As of March 1, 1998, the Company had over 50,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. After giving effect to the Recent Acquisitions, no customer accounted for more than 3% of revenues for the year ended December 31, 1997. From January 1, 1993 through December 31, 1997, average annual permanent removals of Cartons represented only approximately 4% of total Cartons stored.

[bullet] Capital Expenditures Related Primarily to Growth. The Company's business requires limited annual maintenance capital expenditures. Maintenance capital expenditures were $0.9 million, $1.1 million and $1.2 million in 1995, 1996 and 1997, respectively. From 1993 to 1997, over 90% of the Company's aggregate capital expenditures were growth-related investments, primarily in racking systems, management information systems, new buildings and improvements to existing facilities. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and EBITDA.

----------------

(1) The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of cartons stored does not include storage volumes in the Company's vital records services and data security services, described below.

(2) The term "Net Carton Growth From Existing Customers" is defined as the increase in net Cartons attributable to existing customers without giving effect to the loss of approximately 1.0 million Cartons in fires attributed to arson in March 1997 in two of the Company's facilities in South Brunswick Township, New Jersey. See "Item 3. Legal Proceedings."

Recent and Pending Acquisitions

     As part of its growth strategy, since mid-1994, Iron Mountain has acquired 46 records management businesses, including 16 in 1996 and the 23 Recent Acquisitions. In addition, Iron Mountain has entered into a definitive agreement to acquire InterMation, Inc. (the "Pending Acquisition").

     The total purchase price of the 1996 acquisitions was $69.0 million (not including aggregate contingent payments of up to $4.0 million based upon the achievement of certain revenue targets), and the 1996 acquisitions represented, in the aggregate, total annual revenues of approximately $33 million (calculated in each case by reference to the revenues of each such acquired business during the year ended December 31, 1996, which calculation includes an estimate of total revenues for the portion of 1996 during which any such acquired business was included in Iron Mountain's results of operations). The total purchase price of the Recent Acquisitions was approximately $447 million (not including aggregate contingent payments of up to $1.9 million based upon the achievement of certain revenue targets), including the issuance of shares of the Company's Common Stock, and options to purchase Common Stock, having a fair value of approximately $144 million. The Recent Acquisitions represented, in the aggregate, total annual revenues of approximately $199 million (calculated in each case by reference to the revenues of each such acquired business during the year ended December 31, 1997, which calculation includes an estimate of total revenues for the portion of 1997, if any, during which any such acquired business was included in Iron Mountain's results of operations). As of March 1, 1998, Iron Mountain operated 223 record centers in 54 markets, servicing over 50,000 customer accounts. Among the Recent Acquisitions, the acquisitions of Safesite Records Management Corporation ("Safesite"), HIMSCORP, Inc. (doing business under the name Record Masters) ("Record Masters") and Arcus Group, Inc. ("Arcus Group") and its principal operating subsidiary, Arcus Technology Services, Inc. ("Arcus"), are the largest.


Safesite Acquisition

     On June 12, 1997, Safesite merged with and into a subsidiary of the Company. The Company paid aggregate consideration equal to $62.0 million in connection with such merger, consisting of 1,769,712 shares of Common Stock and options to acquire Common Stock having an aggregate fair value of $45.0 million and cash payments of $17.0 million (which includes the purchase of certain real estate interests from affiliates of Safesite). Safesite has a significant presence in both data security services and business records management, including medical records management. At the time of acquisition, Safesite had over 7,000 customer accounts with 26 facilities in 14 markets, including four markets in which the Company previously had no operations. With the acquisition of Safesite, Iron Mountain added 27 new sales people, an increase of 75% to its then existing sales force. Safesite's revenues were $19.0 million for the year ended December 31, 1996 and approximately $11 million for the six months ended June 30, 1997 (including approximately $1 million in revenues for the period from the closing of the acquisition through June 30, 1997).


Record Masters Acquisition

     On November 1, 1997, Record Masters merged with and into a subsidiary of the Company (the "Record Masters Merger"). The Company paid aggregate consideration equal to $85.3 million in connection with the Record Masters Merger, consisting of the assumption of indebtedness and cash payments of $49.3 million and the issuance of 1,202,369 shares of Common Stock having a fair value of $36.0 million.

     As a result of the Record Masters Merger, management believes that the Company is the leading provider of medical records management services in the United States. In addition to storage, Record Masters also provides multiple related services including release of information, temporary staffing, contract coding, facilities management and imaging. When acquired, Record Masters operated 20 facilities in 12 markets, and had over 700 customer accounts. As a result of the Record Masters Merger, the Company now has a significant presence in the medical records management business in 19 markets (including three in which the Company did not have operations prior to the Record Masters Merger). Record Masters's revenues were $15.7 million for the year ended December 31, 1996 and $20.5 million for the nine months ended September 30, 1997 and, for the same periods, giving pro forma effect to three acquisitions by Record Masters's in each of 1996 and 1997, $23.8 million and $21.4 million, respectively.

Arcus Acquisition

     On January 6, 1998, Arcus Group merged with and into the Company (the "Arcus Merger"). The Company paid aggregate consideration equal to approximately $154 million, consisting of 1,438,012 shares of Common Stock and options to acquire Common Stock having an aggregate fair value of approximately $55 million and the balance in cash and assumption of debt.

     In 1996, Arcus acquired eight companies and, in 1997, one company. Arcus had revenues of $66.0 million and $95.3 million for the years ended December 31, 1996 and 1997, respectively, and, for the same periods, giving pro forma effect to Arcus's acquisitions, $89.2 million and $101.0 million, respectively.

     As a result of the Arcus Merger, management believes that the Company is the largest provider of off-site data security services in the United States. Arcus's data security services consist primarily of storage and off-site rotation of back-up copies of magnetic media, as well as disaster recovery support and testing, media library moves and product sales. In addition to data security services, Arcus provides IT staffing services, which represented approximately 37% of Arcus's revenues and approximately 11% of Arcus's operating income before depreciation, amortization and stock compensation expenses in the year ended December 31, 1997. As of December 31, 1997, Arcus operated 33 data storage facilities in 25 markets in the United States and one in the United Kingdom (including five in which the Company did not previously have operations), and had over 6,500 customer accounts.

Pending Acquisition

     On February 24, 1998, the Company entered into an Agreement and Plan of Merger with InterMation, as a result of which InterMation will be merged with and into a subsidiary of the Company (the "InterMation Merger"). The Company will pay aggregate consideration equal to approximately $28 million in connection with the InterMation Merger, which amount consists of the assumption of indebtedness and payments to InterMation's stockholders in the form of cash and Common Stock. The portion of the aggregate amount to be paid to InterMation's stockholders in the form of Common Stock is expected to have an aggregate market value of approximately $18 million, subject to certain adjustments. The closing of the InterMation Merger is subject to customary conditions and is expected to close in the first half of 1998, although no assurance can be given that the InterMation Merger will be completed.

     Management believes that InterMation is the leading provider of records management services in the states of Oregon and Washington. InterMation also provides data security services and medical records management services in the greater Seattle, Washington metropolitan area. InterMation completed three acquisitions in 1997. As of December 31, 1997, InterMation operated four facilities, serving approximately 1,300 customer accounts. After the InterMation Merger, the Company will have a significant presence in the records management business in both Oregon and Washington, and in the medical records management and the data security businesses in the greater Seattle, Washington metropolitan area. InterMation had revenues of $7.2 million for the year ended December 31, 1997. The Company believes that as a result of the InterMation Merger, it will recognize significant synergies with its existing operations in Portland, Oregon and Seattle, Washington.

     The following table presents certain information for the 1996 acquisitions and the Recent Acquisitions.



                                                                       Principal State(s)
Acquisition                                                               of Operation        Completion Date
------------------------------------------------------------------   ---------------------   ----------------
Nashville Vault Company, Ltd. ....................................   Tennessee               January 1996
Florida Data Bank, Inc. ..........................................   Florida                 January 1996
DataVault Corporation ............................................   Massachusetts           February 1996
Data Storage Systems, Inc. .......................................   California              March 1996
Brambles CRC, Inc. ...............................................   Ohio                    April 1996
Records management business of Output
 Technologies Central Region, Inc. ...............................   Missouri                May 1996
Records management business of The Fortress                          Florida and
 Corporation .....................................................   Massachusetts           July 1996
Data Archive Services, Inc. and Data Archive
 Services of Miami, Inc. .........................................   Florida                 August 1996
DKA Industries, Inc. (d/b/a Systems Record Storage) ..............   Florida                 August 1996
International Record Storage and Retrieval Service, Inc. .........   New Jersey              September 1996
Security Archives Corporation ....................................   California              September 1996
Data Storage Company, Inc. (d/b/a DataSafe) ......................   Tennessee               October 1996
Dial-A-File Storage, Inc. ........................................   Florida                 October 1996
Mohawk Business Record Storage, Inc. .............................   Minnesota               November 1996
Magnetic Archives, Inc. ..........................................   Colorado                November 1996
Deliverex of Broward .............................................   Florida                 November 1996
Security Archives II, Inc. and Security Archives of
 MSP, Inc. .......................................................   Minnesota               January 1997
Records management business of Wellington Financial
 Services, Inc. (d/b/a Michigan Data Storage) ....................   Michigan                February 1997
Data Recovery Services, Inc. .....................................   Florida                 February 1997
CBD Security Archives, Inc. ......................................   Louisiana and Texas     March 1997
Chicago Data Destruction Corporation
 (d/b/a Chicago Data Storage Systems) ............................   Illinois                April 1997
Critical Files Security, Inc. ....................................   Florida                 April 1997
Business Records Center, Inc. ....................................   Wisconsin               May 1997
Willamette Archives, Inc. ........................................   Oregon                  May 1997
Safesite Records Management Corporation ..........................   Various (1)             June 1997
Data Archives, Ltd. ..............................................   Texas                   July 1997
File Pro L.C. ....................................................   Texas                   July 1997
Archives Express, Inc. ...........................................   California and Utah     July 1997
Concorde Group, Inc. .............................................   New York                August 1997
Data Securities International, Inc. ..............................   California              September 1997
Records Retention/FileSafe, L.P. .................................   California              October 1997
Record Management Systems, Inc. ..................................   New York                October 1997
Allegiance Business Archives, Ltd. ...............................   New Jersey              October 1997
HIMSCORP, Inc. (d/b/a Record Masters) ............................   Various (2)             November 1997
Bekins Records Management
 (a division of Bekins Van & Storage, Inc.) ......................   Nebraska                January 1998
Midwest Records Management (a division of I-GO
 Van & Storage Co.) ..............................................   Nebraska                January 1998
Arcus Group, Inc. ................................................   Various (3)             January 1998
Records Venture One, Inc. (d/b/a Information
 Management Consultants of Arizona) ..............................   Arizona                 January 1998
Sloan Vaults, Inc. (d/b/a The Vault) .............................   California              February 1998

------------
(1) Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Michigan, New York, North Carolina, Ohio, Virginia, and Washington.
(2) California, Louisiana, Maryland, Michigan, Missouri, New Jersey, Ohio, Oregon, Pennsylvania and Texas.
(3) Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas and Washington and the United Kingdom.

Growth Strategy

     The Company's objective is to be one of the largest records management service providers in each of its geographic markets and to become the largest national provider of business records management services, including medical records management services, data security services and vital records protection services. The Company seeks to expand through: (i) increased business with existing customers, including the provision of new services; (ii) additions of new customers; and (iii) selective acquisitions in existing and new markets. The Company's acquisition strategy includes both expanding geographically, focusing primarily on the 60 largest U.S. markets, and increasing its presence and scale within existing markets through "fold-in" acquisitions. The Company has significantly increased its presence in the data security services and medical records management markets in the last four years. Of the acquisitions completed since mid-1994, 13 have been records management companies that focused on the data security services market and five have been records management companies that focused on the medical records management market. With the completion of the acquisitions of Record Masters and Arcus, the Company believes that it is now the largest provider of medical records management services and off-site data security services. See "--Recent and Pending Acquisitions."


Growth from Existing Customers

     Existing Iron Mountain customers storing paper records contribute to storage and services revenues growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. From January 1, 1993 through December 31, 1997, Net Carton Growth From Existing Customers increased at an average rate of approximately 6%. In order to maximize growth opportunities from existing customers, the Company seeks to maintain high levels of customer retention by providing premium customer service through its decentralized customer service approach complemented by its local management staff.

     Through its local account management staff, the Company leverages existing business relationships with its customers by selling incremental services and products. Services include records tracking, indexing, customized reporting, vital records management, records management consulting services, and, with the acquisitions of Arcus and Record Masters, additional temporary staffing/outsourcing services in the IT, clerical and medical sectors. See "--Recent and Pending Acquisitions."


Additions of New Customers

     The Company's direct sales force is dedicated solely to establishing new account relationships and draws on the Company's national marketing organization and senior management. New customer sales efforts have resulted in the addition of more than 900 new customer accounts in each of the years 1993 through 1995, over 1,200 new customer accounts in 1996 and over 1,600 new customer accounts in 1997.

     From December 31, 1996 through March 1, 1998, the Company's sales force grew from 21 to 105 sales professionals, five of whom focus solely on national accounts. The sales force growth is primarily from the acquisitions of Safesite and Arcus and the decision by the Company to significantly increase its selling resources. As a result of Arcus's direct sales efforts, from January 1, 1993 through December 31, 1997, Arcus realized an internal annual growth rate of approximately 11%.


Growth through Acquisitions

     Iron Mountain has a successful record of acquiring and integrating smaller records management companies. In order to capitalize on industry consolidation, the Company in mid-1994 adopted an active acquisition strategy and implemented changes in its management, systems and financial infrastructure, to execute such strategy. Since mid-1994, the Company has acquired or entered into agreements to acquire 47 companies, 46 of which have been completed and one of which is pending. The Company operates in 54 markets and intends to continue to make fold-in acquisitions in existing markets and to make strategic acquisitions in new geographic markets, with an emphasis on the 60 largest markets in the United States and potentially in certain markets outside the United States. The Company's corporate development staff is engaged in an ongoing review of acquisition candidates. Management believes that

Iron Mountain is well positioned to participate in the further consolidation of the records management industry.

     The Company has made, and intends to continue to make, acquisitions to increase its presence in the data security services and medical records management markets. Of the acquisitions completed since mid-1994, 13 have been records management companies that focused on data security services and five have been records management companies that focused on medical records management. With the completion of the acquisitions of Record Masters and Arcus, Iron Mountain believes that it is now the industry leader in both medical records management and off-site data security services.

     The Company seeks to expand its national presence, size and customer base through new-market acquisitions. Management believes that the high start-up costs of commencing operations make acquisitions an attractive means of entering new markets. The Company seeks to acquire records management companies in markets where management believes there is the potential for growth. Within such markets, the Company uses a variety of criteria to evaluate acquisition candidates, including the capacity and condition of existing storage facilities, past and current operating performance and revenues and the experience and depth of existing management.

     The Company believes that it can use its expertise and central administrative organization to leverage an acquisition candidate's local market presence, promoting the development of underperforming facilities and enhancing the value of the local assets. The Company believes that its new-market acquisition strategy could have a number of benefits, including: (i) continued growth in revenues and EBITDA and diversification across a greater number of markets; (ii) introduction of the Company's storage, labor, transportation and other operating efficiencies into new markets; (iii) increased utilization of efficiencies available through the Company's central administrative and management information functions; (iv) increased market awareness of Iron Mountain's national scope and presence; and (v) increased overall scale, which should broaden the range of and facilitate the Company's capital-raising activities.

     The Company also intends to continue to make fold-in acquisitions to augment its operations in existing markets. The Company's goal in its existing markets is to exploit economies of scale while maintaining high quality service. Following a new-market acquisition, the Company seeks to increase its business with the acquired customer base and to supplement that growth with new customers and, potentially, with appropriate fold-in acquisitions so that the Company may benefit from economies of scale.

     The Company has proven its ability to successfully reduce the cost structure of its acquired operations and believes it will realize additional cost savings from recent acquisitions. Certain of these cost savings, including labor reductions and certain general and administrative costs, are generally obtained within 12 months of an acquisition. Other cost savings, including occupancy costs, may take longer to achieve. The Company's goal is to achieve substantially all of the targeted cost savings within 24 months of an acquisition.

     In addition, Iron Mountain may consider capitalizing upon its expertise in the records management industry by making investments in records management businesses outside the United States. From time to time, the Company has had discussions concerning such investments. Such investments, if consummated, would be subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors. At this time, there can be no assurance as to whether any such investment will be made or, if made, will be successful in achieving its objectives. As a result of the Arcus Merger, the Company operates one data security facility in the United Kingdom.


Premium Service Strategy

     Organizations selecting a provider of records management services consider a number of factors in addition to price. Management believes that the Company is a "premium" brand in the marketplace based upon its reputation for reliability, customer-oriented organization, full service approach, investment in technology and national operating presence. The Company seeks to exploit its strengths in each of these areas to maintain customer relationships and to attract new customers. Management believes that the Arcus and Record Masters brand names are similarly viewed as premium brands in their specific markets.


Reputation for Reliability

     The Company believes it has a reputation for reliability based on its more than 47 years of operations, the continuity and depth of its management, its successful historical growth, the quality and diversity of its customer base, which includes more than half the Fortune 500, its technological capabilities, and its size and financial resources.


Customer-Oriented Organization and Locally Responsive Management

     Iron Mountain has developed a decentralized, local management structure that brings significant management experience and stability to local markets and allows the Company to respond directly, effectively and flexibly to customers. Broad operating authority is delegated to Vice Presidents and to local managers. In pursuing its acquisition strategy, Iron Mountain seeks to capitalize upon the experience and strengths of existing management. In addition, all full-time union and non-union employees participate in incentive-based compensation programs that provide payments based on profits or attainment of specified objectives for the unit in which they work. Iron Mountain believes that the experience, stability and commitment of its regional and local management is integral to its ability to provide superior customer service and maximize growth potential.


Full Service Approach

     Iron Mountain offers a full range of records management services. The Company provides storage for all major media, including paper (which is the dominant form of records storage), computer disks and tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. The Company also sells storage materials and provides consulting, facilities management and other outsourcing services. The Company believes that its ability to provide all of these services provides numerous competitive advantages, including: (i) cross marketing opportunities from marketing additional services to existing customers; (ii) leverage of its general, administrative, software development and real estate expenses; and
(iii) the selling advantage provided by offering one-stop shopping to certain customers who prefer to use one vendor for all of their records management services.


Investment in Technology

     The Company has made significant investments in management information systems and computer technology in order to provide faster and more flexible solutions for its customers and to enhance the quality and lower the costs of its own operations. The Company believes that its technological capabilities, especially its Safekeeper[TM], Safekeeper MediaLink[TM] and Safekeeper Compass[TM] systems, are a significant tool in attracting new customers. The Company plans to continue to invest in its proprietary technologies in the future. See "--Technology and Development; Management Information Systems."


National Operating Presence

     The Company believes it is one of only three records management companies with a national operating presence. Traditionally, the purchase decision for large multi-site customers has been made at the local level. Recently, however, the Company has found that certain large organizations have sought to obtain operating and economic efficiencies by outsourcing a significant portion of their records management functions with a single records management company. The Company seeks to use its national operating presence to compete for such large multi-site customer accounts. In addition, certain customers prefer to use large, sophisticated records management companies for the storage of vital records and the support of disaster recovery programs.

Low-Cost Operating Strategy

     Iron Mountain pursues a low-cost operating strategy based primarily on achieving economies of scale in the areas of storage, labor and transportation, general and administrative functions and management information systems. The Company believes that it is one of the few records management companies with the size and resources to realize significant economies of scale in these areas.

Storage Costs

     Because occupancy costs are a major component of the Company's cost of sales, reducing per unit storage costs is a primary strategic goal of the Company and its real estate management staff. The Company seeks to minimize per unit storage costs by: (i) designing racking systems and operating space to maximize facility storage efficiency; (ii) negotiating favorable facility leases and having facilities built to its custom specifications; and (iii) leasing larger facilities, which, when filled, are less expensive per storage unit to operate. Since 1991, the Company has acquired or leased 14 records management facilities constructed per the Company's specifications. The average Carton density (the ratio of standard Carton storage capacity to total square feet of floor space) of these facilities is approximately twice that of the Company's overall average Carton density. As a result of these practices, average Carton density in the Company's facilities increased approximately 44% from December 31, 1993 to December 31, 1997. Because medical records are inherently more active, the Company stores these records in specialized shelving systems that provide easy access to individual files, but generally have lower storage densities than carton shelving. These lower densities are generally offset by higher total revenues per unit. Management believes its expertise in designing storage facilities and racking systems will lead to improved densities and cost reductions in the storage of its medical records.

Labor and Transportation Efficiency

     The Company has made significant investments in computer technologies for its service operations, resulting in greater operating and logistics efficiencies. In addition, by increasing the scale of its operations and customer base in a local market area, the Company seeks to maximize its courier delivery fleet usage and to increase delivery and routing efficiencies.

     The Company's incentive structure has also contributed to labor efficiency. Each of the Company's full-time employees participates in incentive compensation programs based upon achievement of specific operating targets designed to integrate the objectives and performance of records management facility employees and managers. For the year ended December 31, 1997, the Company's employees earned incentive compensation in an amount equal to approximately 10% of the base wages paid by the Company.

G&A and MIS Efficiencies

     The Company's corporate staff provides support to local management in the areas of acquisitions, marketing, facility acquisition and leasing, racking system purchasing, finance, accounting and human resource management. In addition, the Company's corporate staff is responsible for the design and support of all records management technology. The Company believes that central support in these areas provides local managers with competitive advantages over smaller, local competitors and results in significant economies of scale.

Technology and Development; Management Information Systems

     The Company pioneered the application of advanced information technology to the records management industry. Iron Mountain's proprietary Safekeeper system, which is Year 2000 compliant, provides advanced inventory control and information access, enabling the Company to provide faster, higher quality and more flexible solutions to its customers and to lower the costs of its operations. Iron Mountain's Safekeeper system exploits bar-code technology to provide inventory integrity and a comprehensive, standardized approach to tracking, accessing and retrieving records. Safekeeper offers state-of-the-art records management capabilities and ease of access to customers while featuring security functions to protect customer information from unauthorized access. The system coordinates inventory control, order entry, billing, material sales, service activity, accounts receivable and management reporting, and features system-driven quality assurance and error-prevention. The

Company has made significant investments to develop and refine its management information systems and computer technology, including Safekeeper. Safekeeper is built on an open systems architecture, which is fully portable and can be implemented in small processing environments with several users and in large processing environments with hundreds of users. This allows the Company a substantial measure of flexibility and vendor independence and reduces the risk of technological obsolescence.

     The Company's data security operations utilize the Company's Safekeeper MediaLink software, a state-of-the-art media management system, which provides integrated bar-code tracking and an electronic data interface between a customer's data center and an Iron Mountain facility, as well as audit trail and remote inventory query capabilities. Safekeeper MediaLink assists customers in meeting their disaster recovery standards. Safekeeper MediaLink's interactive VoiceLink[TM] allows access to off-site inventory directly from a touch-tone telephone.

     Safekeeper has improved the Company's customer support and operating efficiency in the following ways:

Acquisition System Integration

     Safekeeper has been designed to integrate newly acquired records management companies and offer improved levels of customer service and records management capabilities to customers acquired through acquisitions. The critical components of integrating acquisition systems are the abilities to match the acquired company's carton identifiers, location identifiers, records descriptive data, and billing data. Safekeeper is designed with flexible, comprehensive capabilities in each of these areas. Consequently, an acquired company's inventory can be converted to Safekeeper without having to relabel cartons or reset and relabel inventory locations. The customers of the acquired company retain their records data and receive similar billing rate structures. In addition, acquisition customers experience minimal disruption during integration and, after conversion, gain access to advanced records management and information access capabilities. Safekeeper utilizes a suite of conversion routines to automate the conversion process and effectively translate customer and inventory information.

Storage Efficiency

     Safekeeper enables the Company to maximize the efficient use of storage space at its facilities. When cartons are added or returned to storage, Safekeeper identifies available space and the location of the customer's other records at the facility. Because there is a continual flow of cartons into and out of the Company's facilities, Safekeeper also permits facility operators to utilize space that becomes available as soon as cartons are removed. Safekeeper can pinpoint the location of any carton, enabling facility operators to quickly determine the optimal location for new or returning cartons.

Inventory Integrity

     Bar-coding and scanning are used to track a carton or a record throughout its life cycle at Iron Mountain. Safekeeper identifies inventory discrepancies during the order processing cycle and forces their resolution before they affect the customer. This forced discrepancy resolution means that errors must be resolved before an order can be closed; until the order is closed, billing cannot be processed. Management believes that this system-driven quality assurance is a significant advantage over the "best efforts" approach used by many of its competitors.

National Accounts Capabilities

     The Safekeeper Compass system allows national account customers access to records stored in multiple Iron Mountain locations. Customers can directly access their consolidated data using their own PCs. The system gives customers the ability to order services and run inventory reports and features the same robust querying and searching tools as all other Safekeeper products. Program managers can use its reporting function to monitor inventory, service activity levels and quality assurance.

Customer Information Access

     Customers can access their records management data through a variety of formats, including direct access via Safekeeper Online[TM], access on their own PCs via Safekeeper Desktop[TM], integration of their internal system with Safekeeper via automated file transfers and paper reports. Safekeeper Online enables a customer to place orders directly via online access, resulting in efficiencies for Iron Mountain order processing. It features robust querying and searching tools to enable customers to identify records with only partial information. Safekeeper Desktop is a PC application, run from customers' desktop or network PCs; it provides customers with an entire set of records management data along with user-friendly tools for querying, reporting and editing. Safekeeper's suite of file transfers enable customers to automatically transfer records data and service requests from their internal system to Safekeeper. The paper reports include inventory detail and summary, service activity analysis and quality assurance.


Records Management Flexibility

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


Security

     Safekeeper incorporates strict security protocols and procedures for all customers to prevent unauthorized access to a client's records information. Advanced security features that can automatically restrict access by departmental identification and/or type of service request are available to customers that are internally set up to provide this information.


Description of Iron Mountain Records Management Services

     Iron Mountain provides storage for all major media, including paper (the dominant form of records storage), computer disks and tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. Iron Mountain also sells storage materials and provides consulting, outsourcing and other services.


Paper Storage Operations

     Storage revenues accounted for approximately 60% of revenues in each of the Company's last five fiscal years. Storage charges are generally billed monthly on a per storage unit basis (usually either per unit or per cubic foot of records) and include the provision of space, racking, computerized inventory and activity tracking and physical security.

     The storage of a carton begins by issuing Safekeeper bar-coded labels to the customer. The customer packs records in cartons and affixes the bar-coded label to each carton. Customer personnel and the Iron Mountain driver conduct a physical count of the cartons and the driver signs for the cartons, which are then transported to the records management facility. Upon delivery to the facility, the cartons are subjected to a second physical count. The cartons are delivered to available space identified by Safekeeper and the bar-coded information is scanned into the computer together with a bar-coded location identifier. At the same time, a computer operator enters the customer's data describing the stored material into the computer and the system confirms that the cartons sent match the data entered in the computer. Under the Company's computer control system, the order can only be closed out when all requisite steps and checks have been completed and counts and locations have been reconciled.


Data Security Services

     Data security services consist of the storage and rotation of back-up and archival computer media as part of corporate disaster and business recovery plans. Computer tapes, cartridges and disk packs are transported off-site by the Company's courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. This process is managed by Iron Mountain's Safekeeper

MediaLink software. Iron Mountain also manages tape library relocation and supports disaster recovery testing and execution.

Medical Records Services

     Medical records management services principally include the handling, storage, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions. Medical records tend to be more active in nature and are typically stored on specialized shelving systems that provide access to individual files. Medical records management services also include recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary medical records management services include release of information, temporary staffing, contract coding, facilities management and imaging.

Vital Records Services

     Vital records contain critical or irreplaceable data such as master audio and video recordings, film, software source code and other highly proprietary information. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. The Company's charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage functions. The Company provides the same ancillary services for vital records as it provides for its other storage operations.

Service and Courier Operations

     Services operations include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The Safekeeper system controls the service processes from order entry through transportation and invoicing.

     Courier operations consist primarily of the pickup and delivery of records upon customer request. Courier delivery schedules can be tailored to fit customers' needs, but generally customer orders received by 4:00 p.m. on a business day are delivered the following business day. The Company also provides same-day and immediate delivery during business hours and emergency delivery at night and on weekends and holidays. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly as incurred. The Company currently utilizes a fleet of approximately 790 owned or leased delivery vehicles.

Staffing Services

     With the completion of the Arcus and Record Masters acquisitions, the Company now provides temporary staffing resources in the IT, clerical and medical fields. IT staffing services include temporary or project staffing and permanent placements for data center operations and MIS functions, including supplying data center clerks, tape librarians, systems operators and software programmers. Management believes that IT staffing is a high growth segment of the temporary staffing market, complements the Company's existing services and offers opportunities to leverage its large customer base.

Additional Services and Products

     Iron Mountain offers a variety of additional services, which customers may request or contract for on an individual basis. These services include inventorying records, packing records into cartons or other containers, and creating computerized indexes of files and individual documents. The Company also provides services for the management of active records programs. The Company can provide these services, which generally include document and file processing and storage, both off-site at its own facilities and by supplying its own personnel to perform management functions on-site at the customer's premises.

     In addition, the Company provides professional consulting services to large customers, enabling them to develop and implement comprehensive records management programs. Iron Mountain's consulting business draws on the Company's experience in records management to analyze the practices of such companies and assist them in creating more effective programs of records management. The Company's consultants work with such customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

     The Company also sells a full line of specially designed corrugated cardboard, metal and plastic storage containers and magnetic media products.

Customers

     The Company's customer base is diversified in terms of revenues and industry concentration. Iron Mountain tracks customer accounts, which are based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of March 1, 1998, the Company had over 50,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. After giving effect to the Recent Acquisitions, no customer accounted for more than 3% of revenues for the year ended December 31, 1997.

Marketing and Sales

     The Company's selling organization, which includes 105 sales professionals, consists of telemarketing, direct sales and account management, all supported by a corporate marketing group. Telemarketing sales people use advanced database telemarketing techniques to identify and source account leads. Leads are pursued by the direct sales force which is comprised of local sales representatives and regional and national account managers. Once an account is established, it is assigned to an account manager, who focuses on serving the needs of new and existing customers and selling additional services to this customer base. The corporate marketing organization provides training and marketing communications as sales support functions.

Competition

     The Company competes with two other national records management companies as well as a large number of local and regional concerns. The Company believes that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology, and believes that it generally competes effectively based on these factors. Management believes that, except for Pierce Leahy Corporation, all of these competitors have United States based revenues significantly lower than those of the Company. The Company believes that Iron Mountain is the industry leader in the specialized records management activities of off-site data security services, medical records management services and vital records management services. To accommodate growth, a records management vendor must invest in incremental storage capacity, which requires added warehouses, racking systems and related equipment, including computer systems capable of tracking increasingly large inventories. The amount of such investment is significant relative to the immediate return that can be realized, and the faster a vendor grows, the more capital is required. As a result, the industry trend toward consolidation will, in management's opinion, continue. In addition, the Company faces competition from the internal records management handling capability of its current and potential customers. There can be no assurance that these organizations will outsource more of their records management needs or that they will not bring in-house some or all of the functions they currently outsource. The Company also faces competition for acquisition candidates.

     The substantial majority of the Company's revenues have been derived from the storage of paper documents and from related services. Such storage requires significant physical space. Alternative technologies for generating, capturing, managing, transmitting and storing information have been developed, many of which require significantly less space than paper. Such technologies include computer media, microforms, audio/video tape, film, CD-ROM and optical disk. None of these technologies has replaced paper as the principal means for storing information. However, there can be no assurance that one or more non-paper-based technologies (whether now existing or developed in the future) may not in the future significantly reduce or supplant the use of paper as a preferred medium, which could in turn adversely affect the Company's business.

Employees

     A key feature of the Company's operating strategy is its decentralized management structure and empowerment of local management operating in local business environments. The Company is divided into three operational business units: business records management (including medical records), data security services (including escrow services) and IT staffing services. Each operational unit is divided into geographic Areas, Regions and Districts. Generally, Areas are managed by Executive Vice Presidents, and the Regions and Districts are managed by Vice Presidents and General Managers, respectively. Management believes this structure offers responsive and superior customer service and positions the Company to sell ancillary services and products. The Company's headquarters staff performs a variety of central administrative and support functions in order to maximize the time and resources that local personnel can devote to customer service and client development.

     As of March 1, 1998, the Company employed over 4,500 full time employees, of whom approximately 96% were employed at the field level and 4% at the Company's headquarters.

     Approximately 4% of the Company's employees are represented by various Teamsters Union locals under four different agreements. These agreements are scheduled to expire at various times in 1999.

     All non-union employees are eligible to participate in the Company's benefit programs, which include medical, dental, life, short and long-term disability and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time union and non-union employees participate in some form of incentive-based compensation program that provides payments based on profits, collections or attainment of specified objectives for the unit in which they work. Management believes that the Company has good relationships with its employees and unions.

Insurance

     The Company carries a comprehensive property insurance policy with insurers that it believes to be reputable and in amounts that it believes to be appropriate, covering replacement cost of real and personal property, including improvements. Subject to sub-limits, the policy also covers extraordinary expenses associated with business interruption and damage or loss from flood or earthquake, subject to certain deductibles. Separate policies for California earthquake insurance carry other deductibles that may be significant. Iron Mountain also maintains general liability and excess liability insurance covering bodily injury, property damage and personal injury.

     The Company's standard form of contract sets forth an agreed maximum value for each carton or other storage unit held by the Company as a limitation on liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and the Company believes that in typical circumstances its liability would be so limited in the event of loss or damage relating to the value of information stored on media held by the Company. However, certain of the Company's agreements with certain large volume accounts and certain of the contracts assumed by the Company as a result of its acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements. See "Item 3. Legal Proceedings" for a description of claims by certain customers seeking to rescind their contracts, including limitations on liability, as a result of the fires experienced in the Company's South Brunswick Township, New Jersey facilities.

Environmental Matters

     Under various environmental laws, an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes or petroleum products. Certain of such laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. In addition, the presence of such substances, or the failure to properly remediate affected property, may adversely affect the current property owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination.

     Certain environmental laws govern the removal, encapsulation or disturbance of asbestos- containing materials ("ACMs"). Such laws may impose liability for the release of ACMs and may enable third parties to seek recovery from owners or operators of real estate for personal injury associated with exposure to such substances. The Company is aware of the presence of ACMs at some of its facilities, but believes that such materials are in acceptable condition at this time. The Company believes that future costs related to any removal and disposal of ACMs at these facilities will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

     In addition, certain of the properties formerly or currently owned or operated by the Company were previously used for industrial or other purposes that involved the use or storage of hazardous substances or petroleum products or the generation and disposal of hazardous wastes and, in some instances, included the operation of underground storage tanks. In addition, certain of such properties are adjacent to or near Superfund sites or other contaminated properties. In connection with its former and current ownership or operation of certain properties, the Company may be potentially liable for environmental costs such as those discussed above.

     The Company has from time to time conducted environmental investigations and remedial activities at certain of its former and current facilities, but an in-depth environmental review of all properties has not been conducted by or on behalf of the Company. The Company believes that it is in substantial compliance with all applicable material environmental laws. The Company has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material noncompliance, liability or claim relating to hazardous substances or wastes, petroleum products or material environmental laws applicable to Company operations in connection with any of its present or former properties. However, no assurance can be given that there are no environmental conditions for which the Company might be liable in the future or that future regulatory action, as well as compliance with future environmental laws, will not require the Company to incur costs for or at its properties that could have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Properties.

     As of March 1, 1998, Iron Mountain conducted operations through 188 leased and 35 owned facilities containing a total of 10.8 million square feet of space. The leased facilities typically have initial lease terms of 10 years with options to renew for an additional 10 years. The weighted average remaining term of the leases on these facilities is approximately eight years. In addition, many of the leases contain either a purchase option or a right of first refusal upon the sale of the property. The leases include one property leased from affiliates of the Company.

     The following table sets forth the records management facilities owned or leased by the Company (directly or through its subsidiaries) in the geographic locations indicated below as of March 1, 1998.


Location                               Number of Facilities
-----------------------------------   ----------------------
          Arizona .................               9
          California ..............              44
          Colorado ................               7
          Connecticut .............               3
          Delaware ................               1
          Florida .................              17
          Georgia .................              10
          Illinois ................               9
          Kansas ..................               1
          Louisiana ...............               4
          Maryland ................               4
          Massachusetts ...........              11
          Michigan ................               9
          Minnesota ...............               6
          Missouri ................               3
          Nebraska ................               5
          Nevada ..................               2
          New Hampshire ...........               1
          New Jersey ..............              11
          New York ................              16
          North Carolina ..........               2
          Ohio ....................               9
          Oklahoma ................               1
          Oregon ..................               6
          Pennsylvania ............               5
          Rhode Island ............               1
          Tennessee ...............               2
          Texas ...................              13
          Utah ....................               1
          Virginia ................               5
          Washington ..............               2
          Wisconsin ...............               2
          London (U.K.) ...........               1
                                                ---
            Total .................             223
                                                ===

     The Company or its principal subsidiary is a guarantor of a substantial portion of the leases to which other subsidiaries are party. See Note 9 of Notes to Consolidated Financial Statements for information regarding the minimum annual rental commitments of the Company.

Item 3. Legal Proceedings.

     In March 1997 the Company experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of the Company's other records management facility in South Brunswick Township, New Jersey. The Company has filed several insurance claims related to the fires, including a significant claim under its business interruption insurance policy. The claims process is lengthy and its outcome cannot be predicted with certainty.

     Some of the Company's customers or their insurance carriers have asserted claims as a consequence of the destruction of or damage to their records as a result of the fires, some of which allege negligence or other culpability on the part of the Company. On December 12, 1997, the Company received notice that a lawsuit had been filed by one of its customers seeking up to $1 million in damages. The action has been removed from a state court in New Jersey to the United States District Court in New Jersey. The Company has answered the complaint, denying liability and asserting various affirmative defenses. The Company has since received notices that four additional lawsuits have been filed. Three of those four lawsuits seek unspecified damages against the Company and others and to rescind their written contracts with the Company. The fourth lawsuit, which was brought by one of the Company's customers, seeks in excess of $1 million in damages, plus punitive damages and attorney's fees, against the Company under various legal theories. On February 26, 1998, the Company answered the complaint relating to the first of these four lawsuits, denying any liability and asserting various affirmative defenses, and has also counterclaimed against those three customers for indemnification and payment of its litigation and related expenses. The Company has also filed a motion to dismiss several of the claims asserted against it. The Company's responses to the three other complaints are currently due to be filed by March 30, 1998, April 7, 1998 and April 10, 1998. The five lawsuits filed to date represent approximately 78% of the customer cartons destroyed or damaged as a result of the fires. The Company denies any liability as a result of the destruction of or damage to customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. The Company is also pursuing coverage of these claims and proceedings with its various insurers.

     The outcome of these claims and proceedings cannot be predicted. Based on its present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these claims and proceedings will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurance in this regard.

     On June 5, 1997, Arcus Group filed a complaint for a refund of federal taxes paid for the year 1995 in the amount of $0.8 million against the United States in the Court of Federal Claims. This claim is based on the utilization of Arcus Group's net operating loss carryforwards for the tax year ended December 31, 1995. On September 3, 1997, the United States filed its answer in the case, denying Arcus Group's use of its net operating losses. The lawsuit is in the discovery stage. If Arcus Group prevails in the litigation, Iron Mountain will be able to use $6.7 million in loss carryforwards per year against income generated by the former Arcus group of companies each year through at least the year 2002. If Arcus Group does not prevail, then Iron Mountain may have to pay taxes for the years 1996 and 1997, in which years Arcus Group did claim the benefit of its loss carryforwards, and these additional taxes would be added to goodwill as additional purchase price. Management does not believe that the amount of taxes which Iron Mountain would have to pay in such event would have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.

     In addition to the matters discussed above, the Company is involved in litigation from time to time in the ordinary course of business, and in the opinion of management, no other material legal proceedings are pending to which the Company, or any of its properties, is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

     The Common Stock is traded on the Nasdaq National Market under the symbol "IMTN." Iron Mountain first issued its Common Stock to the public in February 1996. The following table sets forth the high and low sales prices on the Nasdaq National Market:


                                                           High          Low
                                                       -----------   -----------
                                                              Sale Prices
                                                       -------------------------
   1996
     First Quarter (from February 1, 1996) .........    $  16.25      $  13.75
     Second Quarter ................................       21.00         14.50
     Third Quarter .................................       30.50         20.50
     Fourth Quarter ................................       32.00         28.50
   1997
     First Quarter .................................    $  31.00      $  21.50
     Second Quarter ................................       30.00         21.50
     Third Quarter .................................       36.25         29.25
     Fourth Quarter ................................       39.75         31.94

     The closing price of the Common Stock on the Nasdaq National Market on March 1, 1998 was $32.00. As of March 1, 1998, there were 329 holders of record of Common Stock and no holders of record of the Company's Nonvoting Common Stock, par value $.01 per share. The Company believes that there are more than 2,200 beneficial owners of Common Stock.

     Iron Mountain does not currently pay dividends on shares of Common Stock. Iron Mountain's Board of Directors (the "Iron Mountain Board") currently intends to retain future earnings, if any, for the development of Iron Mountain's businesses and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future determinations by the Iron Mountain Board to pay dividends on the Common Stock would be based primarily upon the financial condition, results of operations and business requirements of Iron Mountain. Dividends, if any, would be payable in the sole discretion of the Iron Mountain Board out of the funds legally available therefor. Certain agreements, pursuant to which the Company has borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that the Company may make. See Note 3 of Notes to Consolidated Financial Statements.

     On November 1, 1997, the Company issued 1,202,369 shares of its Common Stock to former stockholders of Record Masters as partial consideration for the acquisition of Record Masters. The number of shares was based on a price per share of $31.11. The fair value of the shares, based on an appraisal, was $36.0 million. Such shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Consolidated Financial and Operating Information.

     The following selected consolidated statements of operations and balance sheet data of the Company as of and for each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Iron Mountain's Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.


           Selected Consolidated Financial and Operating Information

                     (In thousands, except per share data)


                                                                            Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                         1993          1994          1995           1996           1997
                                                     ------------   ----------   ------------   ------------   -----------
Consolidated Statements of Operations Data:
Revenues:
 Storage .........................................     $ 48,892      $54,098       $ 64,165       $ 85,826      $125,968
 Service and Storage Material Sales ..............       32,781       33,520         40,271         52,892        82,797
                                                       --------      -------       --------       --------      --------
   Total Revenues ................................       81,673       87,618        104,436        138,718       208,765
Operating Expenses:
 Cost of Sales (Excluding Depreciation) ..........       43,054       45,880         52,277         70,747       106,879
 Selling, General and Administrative .............       19,971       20,853         26,035         34,342        51,668
 Depreciation and Amortization ...................        6,789        8,690         12,341         16,936        27,107
                                                       --------      -------       --------       --------      --------
   Total Operating Expenses ......................       69,814       75,423         90,653        122,025       185,654
                                                       --------      -------       --------       --------      --------
Operating Income .................................       11,859       12,195         13,783         16,693        23,111
Interest Expense, Net ............................        8,203        8,954         11,838         14,901        27,712
                                                       --------      -------       --------       --------      --------
Income (Loss) Before Provision (Benefit) for
 Income Taxes ....................................        3,656        3,241          1,945          1,792        (4,601)
Provision (Benefit) for Income Taxes .............        2,088        1,957          1,697          1,435           (80)
                                                       --------      -------       --------       --------      --------
Income (Loss) Before Extraordinary Charge ........        1,568        1,284            248            357        (4,521)
Extraordinary Charge, Net of Tax Benefit (1) .....           --           --             --          2,126            --
                                                       --------      -------       --------       --------      --------
Net Income (Loss) ................................        1,568        1,284            248         (1,769)       (4,521)
Accretion of Redeemable Put Warrant ..............          940        1,412          2,107            280            --
                                                       --------      -------       --------       --------      --------
Net Income (Loss) Applicable to Common
 Stockholders ....................................     $    628      $  (128)      $ (1,859)      $ (2,049)     $ (4,521)
                                                       ========      =======       ========       ========      ========
Income (Loss) per Common Share:
Basic:
 Income (Loss) Before Extraordinary Charge             $  13.65      $ (0.60)      $ (48.92)      $   0.01      $  (0.39)
 Extraordinary Charge, Net of Tax
   Benefit (1) ...................................           --           --             --          (0.23)           --
                                                       --------      -------       --------       --------      --------
 Net Income (Loss) Applicable to Common
   Stockholders ..................................     $  13.65      $ (0.60)      $ (48.92)      $  (0.22)     $  (0.39)
                                                       ========      =======       ========       ========      ========
 Weighted Average Common Shares
   Outstanding ...................................           46          214             38          9,274        11,448
                                                       ========      =======       ========       ========      ========
Diluted:
 Income (Loss) Before Extraordinary Charge             $   0.08      $ (0.60)      $ (48.92)      $   0.01      $  (0.39)
 Extraordinary Charge, Net of Tax
   Benefit (1) ...................................           --           --             --          (0.23)           --
                                                       --------      -------       --------       --------      --------
 Net Income (Loss) Applicable to Common
   Stockholders ..................................     $   0.08      $ (0.60)      $ (48.92)      $  (0.22)     $  (0.39)
                                                       ========      =======       ========       ========      ========
 Weighted Average Common Shares
   Outstanding ...................................        8,067          214             38          9,274        11,448
                                                       ========      =======       ========       ========      ========
Pro Forma (2):
 Net Income (Loss) Applicable to Common
   Stockholders ..................................     $   0.08      $ (0.02)      $  (0.24)      $  (0.20)     $  (0.39)
                                                       ========      =======       ========       ========      ========
 Weighted Average Common Shares
   Outstanding ...................................        8,067        7,984          7,784         10,137        11,448
                                                       ========      =======       ========       ========      ========

                                                                             Year Ended December 31,
                                                     ------------------------------------------------------------------------
                                                         1993           1994           1995           1996           1997
                                                     ------------   ------------   ------------   ------------   ------------
Other Data:
EBITDA (3) .......................................     $ 18,648       $ 20,885       $ 26,124       $ 33,629       $ 50,218
EBITDA as a Percentage of Total Revenues .........         22.8%          23.8%          25.0%          24.2%          24.1%
Capital Expenditures: ............................
 Growth (4)(5) ...................................     $ 13,605       $ 15,829       $ 14,395       $ 23,334       $ 37,082
 Maintenance .....................................        1,846          1,151            858          1,112          1,238
                                                       --------       --------       --------       --------       --------
   Total Capital Expenditures (5) ................     $ 15,451       $ 16,980       $ 15,253       $ 24,446       $ 38,320
                                                       ========       ========       ========       ========       ========


                                                            As of December 31,
                                      --------------------------------------------------------------
                                         1993         1994         1995         1996         1997
                                      ----------   ----------   ----------   ----------   ----------
Consolidated Balance Sheet Data:
Cash and Cash Equivalents .........    $    591     $  1,303     $  1,585     $  3,453     $ 24,510
Total Assets ......................     125,288      136,859      186,881      281,799      636,786
Total Debt ........................      78,460       86,258      121,874      184,733      428,018
Stockholders' Equity ..............      24,047       22,869       21,011       52,384      137,733

----------------
(1) The extraordinary charge consists of a prepayment penalty, the write-off of deferred financing costs, original issue discount and loss on termination of interest rate protection agreements.

(2) Represents pro forma earnings per share as if the preferred stock that was converted into Common Stock in connection with the Company's Initial Public Offering (as defined herein) had been converted for all periods presented. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

(3) Based on its experience in the records management industry, the Company believes that EBITDA is an important tool for measuring the performance of records management companies (including potential acquisition targets) in several areas, such as liquidity, operating performance and leverage. In addition, lenders use EBITDA as a criterion in evaluating records management companies, and substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources" for discussions of other measures of performance determined in accordance with GAAP and the Company's sources and applications of cash flow.

(4) Growth capital expenditures consist primarily of investments in racking systems, management information systems, new buildings and improvements to existing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Investments."

(5) Includes $2,901 in 1994 related to the cost of constructing a records management facility which was sold in a sale and leaseback transaction in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with "Item 6. Selected Consolidated Financial and Operating Information" and the Company's Consolidated Financial Statements and the Notes thereto and the other financial and operating information included elsewhere in this filing.


Overview

     The Company is proposing to undertake an offering of 3,000,000 shares of its Common Stock pursuant to its effective shelf registration statement (the "Offering"). Bear, Stearns & Co. Inc., William Blair & Company, L.L.C. and Prudential Securities Incorporated will be the managing underwriters for the Offering. The net proceeds of the Offering will be used to repay indebtedness under the Company's bank facility, dated as of September 30, 1996, among the Company, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, as amended and restated on September 26, 1997 (the "Credit Agreement"), to fund the cash portion of the purchase price of the InterMation Merger and for general corporate purposes. The Company may apply a portion of the net proceeds from the Offering to redeem up to $57,750,000 aggregate principal amount of the Company's 101/8% Senior Subordinated Notes due 2006 (the "1996 Notes") at a redemption price equal to 109.125% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. If the Company elects to redeem the maximum permitted aggregate principal amount of the 1996 Notes with the net proceeds of the Offering, then the Company would record, in the quarter in which the redemption occurs, an extraordinary charge of approximately $7 million (before a tax benefit of approximately $3 million) from the early retirement of debt. Such extraordinary charge would consist of a redemption premium of approximately $5 million and the write-off of unamortized deferred financing costs of approximately $2 million.

     The primary financial objective of the Company is to increase its EBITDA, which is a source of funds for investment in continued internal growth and growth through acquisitions and to service indebtedness. The Company has benefited from growth in EBITDA, which has increased from $18.6 million for 1993 to $50.2 million for 1997 (a compound annual growth rate of 28.1%). However, other measures of the Company's financial performance, such as net income and net income applicable to common stockholders, have been negatively affected by this objective.

     In 1995, 1996 and 1997, the Company experienced net losses applicable to common stockholders. Such net losses are attributable in part to significant charges associated with the Company's pursuit of its growth strategy, namely:
(i) increases in depreciation and amortization expenses associated with expansion of the Company's storage capacity; (ii) increases in goodwill amortization associated with acquisitions accounted for under the purchase method; and (iii) increases in interest expense associated with the borrowings used to fund its acquisitions. In addition, net income applicable to common stockholders has been negatively affected in 1995 and 1996 by a charge for accretion of the Warrant (as defined herein) and, in 1996 by an extraordinary charge related to the early retirement of debt. The Warrant was redeemed in February 1996 upon completion of the Company's initial public offering (the "Initial Public Offering"). See Note 5 of Notes to Consolidated Financial Statements.

     The Company's revenues consist of storage revenues and service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and have accounted for approximately 60% of total revenues in each of the last five years. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and the sale of storage materials and are derived primarily from the Company's courier operations (consisting primarily of the pickup and delivery of records upon customer request), additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers and related supplies. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

     EBITDA is an important financial performance measure in the records management industry, both for determining the value of companies within the industry and for defining standards for borrowing from institutional lenders. For 1993, 1994, 1995, 1996 and 1997, EBITDA margins were 22.8%, 23.8%, 25.0%, 24.2% and 24.1%, respectively. The Company acquired 16 businesses in 1996 and 18 in 1997, most of which had lower EBITDA margins than the rest of the Company. The anticipated synergies relating to such acquisitions were generally not realized immediately. Nonetheless, the Company has been able to maintain its recent EBITDA margins through increased overall operating efficiencies and economies of scale and the realization of synergies in connection with earlier acquisitions.

     As a result of the Arcus Merger in January 1998, the Company now provides temporary IT staffing services. The EBITDA margins of the IT staffing business are much lower compared to those in the Company's records management business. Although the Company believes that the Arcus data security business, when fully integrated, will have EBITDA margins consistent with the Company's, consolidated EBITDA margins will be lower as a result of its IT staffing business. However, the capital requirements in the IT staffing business are minimal.

     Cost of sales (excluding depreciation) consists primarily of wages and benefits, facility occupancy costs, vehicle and other equipment costs and supplies. Of these, the most significant are wages and benefits and facility occupancy costs. Over the past several years, the Company has been able to reduce per Carton storage costs by: (i) designing racking systems and operating space to maximize facility storage efficiency; (ii) negotiating favorable facility leases and having facilities built to its custom specifications; and
(iii) occupying larger facilities, which, when filled, are less expensive per Carton to operate.

     Selling, general and administrative expenses consist primarily of management, administrative, sales and marketing wages and benefits, as well as travel, communications, professional fees, bad debts, training, office equipment and supplies expenses.

     The Company's depreciation and amortization charges result primarily from the capital-intensive nature of the records management industry and the acquisitions the Company has completed. The principal components of depreciation relate to racking systems and related equipment, new buildings and leasehold improvements, equipment for new facilities and computer system hardware and software. Amortization primarily relates to goodwill and noncompetition agreements arising from acquisitions and customer acquisition costs. The Company has accounted for all of its acquisitions under the purchase method. Since the purchase price for records management companies is usually substantially in excess of the fair value of their net assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported net income.

     In February 1996, the Company received net proceeds of $33.3 million from its Initial Public Offering. The Company used $6.6 million of such net proceeds for the redemption of a redeemable put warrant to acquire 444,385 shares of Common Stock (the "Warrant"). For financial reporting purposes, the Company recorded substantial charges (based on the estimated redemption value calculated using the effective interest rate method) to net income applicable to common stockholders over the period that the Warrant was outstanding. See
Note 5 of Notes to Consolidated Financial Statements. The remaining net proceeds were used by the Company to fund acquisitions, to repay indebtedness used to fund acquisitions and for general corporate purposes.

     In March 1997, the Company experienced three fires that resulted in damage to one and destruction of the Company's other records management facility in South Brunswick Township, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of EBITDA for 1996. The results for the year ended December 31, 1997 do not include any gain or loss resulting from the fires. The Company has filed several insurance claims related to the fires, including a significant claim under its business interruption insurance policy. Currently, the Company expects to realize a gain from proceeds under its business interruption insurance. The claims process is lengthy and its outcome cannot be predicted with certainty. Based on its present assessment of the situation, management does not believe that the fires will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurance in this regard. At December 31, 1997, the Company had a receivable of approximately $5.4 million related to various claims filed under its property and casualty insurance policies. See "Item 3. Legal Proceedings" and Note 9 of Notes to Consolidated Financial Statements for a description of certain claims and proceedings against the Company relating to these fires.


Results of Operations
     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of total revenues.


                                                                     Year Ended December 31,
                                                            ------------------------------------------
                                                                1995           1996           1997
                                                            ------------   ------------   ------------
Revenues:
 Storage ................................................        61.4%          61.9%          60.3%
 Service and Storage Material Sales .....................        38.6           38.1           39.7
                                                                -----          -----          -----
  Total Revenues ........................................       100.0          100.0          100.0
                                                                -----          -----          -----
Operating Expenses:
 Cost of Sales (Excluding Depreciation) .................        50.1           51.0           51.2
 Selling, General and Administrative ....................        24.9           24.8           24.7
 Depreciation and Amortization ..........................        11.8           12.2           13.0
                                                                -----          -----          -----
  Total Operating Expenses ..............................        86.8           88.0           88.9
                                                                -----          -----          -----
Operating Income ........................................        13.2           12.0           11.1
Interest Expense ........................................        11.3           10.7           13.3
                                                                -----          -----          -----
Income (Loss) before Provision for Income Taxes .........         1.9            1.3           (2.2)
Provision for Income Taxes ..............................         1.7            1.0             --
                                                                -----          -----          -----
Income (Loss) Before Extraordinary Charge ...............         0.2            0.3           (2.2)
Extraordinary Charge, Net of Tax Benefit ................          --            1.6             --
                                                                -----          -----          -----
Net Income (Loss) .......................................         0.2           (1.3)          (2.2)
Accretion of Redeemable Put Warrant .....................         2.0            0.2             --
                                                                -----          -----          -----
Net Loss Applicable to Common Stockholders ..............        (1.8)%         (1.5)%         (2.2)%
                                                                =====          =====          =====
EBITDA ..................................................        25.0%          24.2%          24.1%
                                                                =====          =====          =====

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Storage revenues increased $40.2 million, or 46.8%, to $126.0 million for the year ended December 31, 1997 from $85.8 million for the year ended December 31, 1996. Thirty-four acquisitions completed by the Company in 1996 and 1997 accounted for $34.0 million, or 84.7%, of such increase. The balance of such increase resulted from net carton growth from existing customers and from sales to new customers.

     Service and storage material sales revenues increased $29.9 million, or 56.5%, to $82.8 million for the year ended December 31, 1997 from $52.9 million for the year ended December 31, 1996. Acquisitions completed by the Company in 1996 and 1997 accounted for $25.9 million, or 86.8%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the year ended December 31, 1997 was primarily attributable to certain businesses acquired in 1997 that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

     For the reasons discussed above, total revenues increased $70.1 million, or 50.5%, to $208.8 million for the year ended December 31, 1997 from $138.7 million for the year ended December 31, 1996. An increase of $59.9 million, or
42.3 percentage points, was attributable to acquisitions completed by the Company in 1996 and 1997, and an increase of $10.2 million, or 8.2 percentage points, was attributable to internal growth. The internal growth percentage includes the loss of revenues resulting from the fires in South Brunswick Township, New Jersey in March 1997. Excluding the Company's South Brunswick operations for both years, internal growth for the year was 10.1%.

     Cost of sales (excluding depreciation) increased $36.2 million, or 51.1%, to $106.9 million (51.2% of revenues) for the year ended December 31, 1997 from $70.7 million (51.0% of revenues) for the year ended December 31, 1996. The dollar increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations. The increase as a percentage of revenues was primarily attributable to recent acquisitions, which initially have lower gross margins than the rest of the Company.

     Selling, general and administrative expenses increased $17.4 million, or 50.5%, to $51.7 million (24.7% of revenues) for the year ended December 31, 1997 from $34.3 million (24.8% of revenues) for the year ended December 31, 1996. The dollar increase was primarily attributable to: (i) increased personnel, office and overhead costs needed to support the Company's growth;
(ii) the addition of overhead, primarily salespeople, related to the Safesite acquisition; and (iii) the integration, training and redeployment of personnel principally related to the Safesite acquisition.

     Depreciation and amortization increased $10.2 million, or 60.1%, to $27.1 million (13.0% of revenues) for the year ended December 31, 1997 from $16.9 million (12.2% of revenues) for the year ended December 31, 1996. The dollar increase was primarily attributable to the additional depreciation and amortization related to the Company's acquisitions and capital expenditures including racking systems, information systems and improvements to existing facilities.

     As a result of the foregoing factors, operating income increased $6.4 million, or 38.4%, to $23.1 million (11.1% of revenues) for the year ended December 31, 1997 from $16.7 million (12.0% of revenues) for the year ended December 31, 1996.

     Interest expense increased $12.8 million, or 86.0%, to $27.7 million for the year ended December 31, 1997 from $14.9 million for the year ended December 31, 1996. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions. Such increase was partially offset by lower effective interest rates for the year ended December 31, 1997 as compared to the same period for 1996.

     As a result of the foregoing factors, income (loss) before provision (benefit) for income taxes decreased $6.4 million to a loss of $4.6 million (2.2% of revenues) for the year ended December 31, 1997 from income of $1.8 million (1.3% of revenues) for the year ended December 31, 1996. Provision (benefit) for income taxes was a credit of $0.1 million for the year ended December 31, 1997 compared with a provision of $1.4 million for the year ended December 31, 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). During the year ended December 31, 1997, the Company recorded approximately $145 million in nondeductible goodwill, primarily related to the acquisitions of Safesite, Data Securities International, Inc. and Record Masters.

     Net loss increased $2.7 million to a net loss of $4.5 million (2.2% of revenues) for the year ended December 31, 1997 from a net loss of $1.8 million (1.3% of revenues) for the year ended December 31, 1996. Net loss applicable to common stockholders increased $2.5 million to a net loss of $4.5 million (2.2% of revenues) for the year ended December 31, 1997 from a net loss of $2.0 million (1.5% of revenues) after accretion of $0.3 million related to the Warrant for the year ended December 31, 1996. The Warrant was redeemed in full in February 1996, with a portion of the proceeds from the Initial Public Offering. As a result of such redemption, there will be no future charges for such accretion.

     As a result of the foregoing factors, EBITDA increased $16.6 million, or 49.3%, to $50.2 million (24.1% of revenues) for the year ended December 31, 1997 from $33.6 million (24.2% of revenues) for the year ended December 31, 1996.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Storage revenues increased $21.6 million, or 33.8%, to $85.8 million for the year ended December 31, 1996 from $64.2 million for the year ended December 31, 1995. Twenty acquisitions completed by the Company in 1995 and 1996 accounted for $15.0 million or 69.1% of such increase. The balance of such increase resulted from net Carton growth from existing customers and from sales to new customers.

     Service and storage material sales revenues increased $12.6 million, or 31.3%, to $52.9 million for the year ended December 31, 1996 from $40.3 million for the year ended December 31, 1995. Acquisitions accounted for $9.2 million or 72.7% of the increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

     For the reasons discussed above, total revenues increased $34.3 million, or 32.8%, to $138.7 million for the year ended December 31, 1996 from $104.4 million for the year ended December 31, 1995. Of this increase, $24.1 million, or 70.4%, was attributable to acquisitions completed by the Company in 1995 and 1996. The monthly average Cartons stored increased approximately 33% to approximately 27.1 million Cartons for 1996 from approximately 20.4 million Cartons for 1995.

     Cost of sales (excluding depreciation) increased $18.4 million, or 35.3%, to $70.7 million (51.0% of revenues) for the year ended December 31, 1996, from $52.3 million (50.1% of revenues) for the year ended December 31, 1995. The dollar increase was primarily attributable to the increase in Cartons stored, increased expenses related to the severe winter weather on the Atlantic coast during the first quarter of 1996 and expenses related to certain facility relocations. The increase as a percentage of revenues was primarily attributable to recent acquisitions, which initially had lower gross margins than the Company.

     Selling, general and administrative expenses increased $8.3 million, or 31.9%, to $34.3 million (24.8% of revenues) for the year ended December 31, 1996 from $26.0 million (24.9% of revenues) for the year ended December 31, 1995. The dollar increase was primarily attributable to the costs associated with accelerated acquisition activity, including certain redundant transitional expenses as new acquisitions were integrated into the Company, with the addition of personnel needed to support the Company's growth and with becoming a public company. Additionally, the selling, general and administrative expenses of acquired companies tend to be higher than the Company's, and cost reductions and other possible synergies are not realized immediately.

     Depreciation and amortization expense increased $4.6 million, or 37.2%, to $16.9 million (12.2% of revenues) for the year ended December 31, 1996 from $12.3 million (11.8% of revenues) for the year ended December 31, 1995. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, capital expenditures, including racking systems, information systems and improvements to existing facilities, and additions to customer acquisition costs.

     As a result of the foregoing factors, operating income increased $2.9 million, or 21.1%, to $16.7 million (12.0% of revenues) for the year ended December 31, 1996 from $13.8 million (13.2% of revenues) for the year ended December 31, 1995.

     Interest expense increased $3.1 million, or 25.9%, to $14.9 million for the year ended December 31, 1996 from $11.8 million for the year ended December 31, 1995. The increase was primarily attributable to increased indebtedness to finance acquisitions and capital expenditures. This increase was partially offset by a decrease in the Company's effective borrowing rates.

     As a result of the foregoing factors, income before provision for income taxes decreased $0.1 million, or 7.9%, to $1.8 million (1.3% of revenues) for the year ended December 31, 1996 from $1.9 million (1.9% of revenues) for the year ended December 31, 1995. Provision for income taxes decreased to $1.4 million (1.0% of revenues) for the year ended December 31, 1996 from $1.7 million (1.7% of revenues) for the year ended December 31, 1995. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with acquisitions made prior to the change in tax laws which now generally permit deduction of such expenses for asset purchases.

     In October 1996, the Company recorded an extraordinary charge of $3.5 million, not including the related tax benefit of $1.4 million, related to the early retirement of certain indebtedness. The charge consists of a prepayment penalty, the write-off of deferred financing costs, an original issue discount and loss on termination of interest rate protection agreements.

     Net income (loss) decreased $2.0 million to a loss of $1.8 million (1.3% of revenues) for the year ended December 31, 1996 from income of $0.2 million (0.2% of revenues) for the year ended December 31, 1995.

Net loss applicable to common stockholders was $2.0 million (1.5% of revenues), after accretion of $0.3 million related to the Warrant, for the year ended December 31, 1996 compared to $1.9 million (1.8% of revenues), after accretion of $2.1 million related to the Warrant, for the year ended December 31, 1995. The Warrant was redeemed in full in February 1996, with a portion of the proceeds from the Initial Public Offering. As a result of such redemption, there will be no future charges for such accretion.

     As a result of the foregoing factors, EBITDA increased $7.5 million, or 28.7%, to $33.6 million (24.2% of revenues) for the year ended December 31, 1996 from $26.1 million (25.0% of revenues) for the year ended December 31, 1995.

     The Company acquired 16 records management businesses in 1996 compared to four records management businesses in 1995. Primarily as a result of the Company's acquisition activity, EBITDA margins were lower for the year ended December 31, 1996 compared to the prior year. The decrease was primarily attributable to the fact that the acquired businesses are initially less operationally efficient than the Company and the anticipated margin increases are generally not realized immediately. Recent Quarterly Financial Data

     The following table sets forth, for the quarterly periods indicated, information derived from the Company's consolidated statements of operations. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting of normal recurring accruals) necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period.


                                                          Three Months Ended
                        ---------------------------------------------------------------------------------------
                                            1996                                        1997
                        --------------------------------------------- -----------------------------------------
                         Mar. 31      June 30     Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30    Dec. 31
                        --------- -------------- ---------- --------- --------- --------- ---------- ----------
                                                            (In thousands)
Revenues:
 Storage ..............  $19,154    $ 20,209      $22,056    $24,407   $25,823   $27,987   $32,390    $39,768
 Service and
  Storage Material
  Sales ...............   11,874      12,713       13,963     14,342    16,331    18,598    22,265     25,603
                         -------    --------      -------    -------   -------   -------   -------    -------
  Total Revenues ......   31,028      32,922       36,019     38,749    42,154    46,585    54,655     65,371
Operating Expenses:
 Cost of Sales
  (Excluding
  Depreciation) .......   15,668      16,715       18,708     19,656    21,764    24,108    27,870     33,137
 Selling, General
  and
  Administrative ......    7,807       8,260(1)     8,695      9,580    10,207    11,296    14,180     15,985
 Depreciation and
  Amortization ........    3,608       3,922        4,366      5,040     5,722     6,243     6,530      8,612
                         -------    ----------    -------    -------   -------   -------   -------    -------
  Total Operating
   Expenses ...........   27,083      28,897       31,769     34,276    37,693    41,647    48,580     57,734
                         -------    ----------    -------    -------   -------   -------   -------    -------
Operating Income ......  $ 3,945    $  4,025      $ 4,250    $ 4,473   $ 4,461   $ 4,938   $ 6,075    $ 7,637
                         =======    ==========    =======    =======   =======   =======   =======    =======
EBITDA ................  $ 7,553    $  7,947(1)   $ 8,616    $ 9,513   $10,183   $11,181   $12,605    $16,249
                         =======    ==========    =======    =======   =======   =======   =======    =======

----------------
(1) Includes a charge of $321 relating to the relocation of the Company's corporate accounting function.


Liquidity and Capital Resources

Recent Financings and Sources of Funds

     In March 1997, the Company entered into an amendment and restatement of the Credit Agreement, which increased the size of the revolving credit facility to $150.0 million and in September 1997, the Company entered into an additional amendment and restatement of the Credit Agreement, which increased such facility to $250.0 million. The Credit Agreement as currently in effect matures on September 30, 2002.

     In October 1997, the Company completed the sale of $250.0 million of its 83/4% Senior Subordinated Notes due 2009 (the "1997 Notes"), the net proceeds of which were used to repay outstanding bank debt under the Credit Agreement, to fund the cash portion of the purchase price (including assumed debt) of the Record Masters Merger, to fund a portion of the purchase price of the Arcus Merger and for general corporate purposes.

     In 1997, the Company issued 3,234,227 shares of its Common Stock in connection with certain acquisitions with an aggregate fair value of $85.9 million. Because under the terms of the relevant acquisition agreements a portion of such shares were subject to resale restrictions, the Company obtained appraisals to determine the fair value of such shares. The value of the stock in each transaction had originally been determined based on the market price for the Company's Common Stock on the closing date of each acquisition. Because the appraised value of the restricted shares was less than the originally determined value, the Company recorded corresponding decreases in equity, goodwill and goodwill amortization in the fourth quarter of 1997. On January 6, 1998, the Company issued 1,438,012 shares of Common Stock with a fair value of approximately $39 million in connection with the Arcus Merger. In addition, the Company issued options to acquire approximately 146,000 and 590,000 shares of Common Stock with a value of $3.1 million and $15.7 million in connection with certain acquisitions completed in 1997 and the Arcus Merger completed in January 1998, respectively.

     Net cash provided by financing activities was: (i) $34.1 million for the year ended December 31, 1995, substantially all of which was provided under the Company's prior credit arrangements; (ii) $80.6 million for the year ended December 31, 1996, consisting primarily of the net proceeds of $160.1 million from the sale of the 1996 Notes and $33.3 million from the Initial Public Offering, offset by $102.2 million of repayment of indebtedness and $6.6 million used to retire the Warrant; and (iii) $231.2 million for the year ended December 31, 1997, consisting primarily of the net proceeds of $242.6 million from the sale of the 1997 Notes, offset by $10.3 million of repayment of indebtedness. As of December 31, 1997, there were no outstanding borrowings under the Credit Agreement.

     The annual maturities of the Company's indebtedness for the years ending December 31, 1998, 1999, 2000, 2001 and 2002 are $0.5 million, $0.4 million,
$7.8 million, $0.3 million and $0.3 million, respectively. As of March 1, 1998, the Company had outstanding borrowings of approximately $87.8 million under the Credit Agreement, which were used to fund, among other things, a portion of the purchase price (including debt assumed) of the Arcus Merger, the purchase price of four additional records management businesses and general corporate purposes.

     Under the Credit Agreement, the Company is required to use interest rate protection and hedging instruments to reduce its exposure to increases in interest rates. As of March 1, 1998, the Company had $516.2 million of total debt, of which $428.4 million had fixed interest rates and $87.8 million had variable interest rates. Consistent with the Credit Agreement, the Company has in place interest rate cap agreements covering a notional amount of $20.0 million. See Note 3 of Notes to Consolidated Financial Statements.

     Net cash provided by operations was $22.4 million for the year ended December 31, 1997 compared to $15.9 million for the same period in 1996. The increase was primarily attributable to the increase in EBITDA, the net increase in accounts payable and accrued expenses and other changes in asset and liability accounts being partially offset by the increase in interest payments and a $2.3 million net increase in expenditures related to the South Brunswick fires which have been recorded as part of the insurance receivable.

     At December 31, 1997, the Company had estimated net operating loss carryforwards of approximately $20.5 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. The Company is currently evaluating its ability to utilize Arcus Group's net operating loss carryforwards for federal income tax purposes. Until such time when the Company's ability to utilize such loss carryforwards becomes probable, the Company will provide a full valuation allowance for the deferred tax asset generated by such loss carryforwards.

Capital Investments

     As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of acquisitions, growth-related capital expenditures and customer acquisition costs. These investments have been primarily funded through a portion of the net proceeds of the Initial Public Offering, the sale of the 1996 Notes and the 1997 Notes, cash flows from operations and borrowings under the Company's credit agreements.

     As a result of the Company implementing its acquisition strategy, cash paid for acquisitions was $33.0 million, $68.5 million and $192.2 million for 1995, 1996 and 1997, respectively. In addition, in connection with certain 1997 acquisitions, the Company issued Common Stock and options to purchase Common Stock with an aggregate fair value of $88.9 million. In January and February 1998, the Company acquired five additional records management businesses, including Arcus, for total consideration of approximately $167 million, including approximately $55 million in Common Stock and options to acquire Common Stock and the balance in cash and assumed indebtedness.

     In February 1998, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of InterMation, a records management company based in Seattle, Washington with additional operations in Portland, Oregon, for total consideration of approximately $28 million. The consideration will consist of approximately $18 million in Common Stock (subject to certain adjustments) and the balance in cash and assumed indebtedness.

     For 1995, 1996 and 1997, the Company's growth-related capital expenditures were $14.4 million, $23.3 million and $37.1 million, respectively. Growth-related capital expenditures consist primarily of investments in racking systems, management information systems, new buildings and improvements to existing facilities. For 1995, 1996 and 1997, the Company's maintenance capital expenditures were $0.9 million, $1.1 million and $1.2 million, respectively.

     The Company currently estimates that its capital expenditures (other than capital expenditures related to future acquisitions, which cannot be presently estimated) for 1998 will be approximately $45 million. The Company expects to fund these expenditures with cash flows from operations and borrowings under the Credit Agreement.

     In addition, the Company incurs costs (net of revenues received for the initial transfer of records) related to the acquisition of large volume accounts. For 1995, 1996 and 1997, the Company's additions to customer acquisition costs were $1.4 million, $1.6 million and $1.6 million, respectively.

     The Company is addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Due to the long-term nature of records stored at the Company's facilities and the need to schedule destructions of records years in the future, the Company's Safekeeper systems are already Year 2000 compliant. The Company currently utilizes certain other software (including its accounting software) that is not Year 2000 compliant. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include conversion of acquired businesses to Safekeeper and the installation of new accounting software. Management believes that such initiatives will adequately address the Year 2000 problem, although there can be no assurance in this regard. The 1998 capital expenditures related to these information systems initiatives are included in the Company's estimate for capital expenditures in 1998. Costs related to new information systems will be capitalized and amortized over their useful lives. Management does not believe that the other costs associated with addressing the Year 2000 problem will be material. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations.

Acquisitions

     The Company's liquidity and capital resources have been significantly impacted by acquisitions and, given the Company's acquisition strategy, may be significantly impacted for the foreseeable future.

The Company has historically financed the cash portion of its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and a portion of the net proceeds of the Initial Public Offering and the sale of the 1996 Notes and the 1997 Notes. The Company's future interest expense may increase significantly as a result of the additional indebtedness the Company may incur to finance possible future acquisitions. To the extent that future acquisitions are financed by additional borrowings under the Credit Agreement or other credit facilities, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as debt to equity, EBITDA to debt and EBITDA to interest expense.

     On January 20, 1998, the Company filed a Registration Statement on Form S-4 (the "Acquisition Shelf"), which registered up to 1,000,000 shares of the Company's Common Stock to be offered directly by the Company in connection with acquisitions. The Acquisition Shelf will provide the Company with additional flexibility to issue registered shares in connection with business acquisitions. The shares of Common Stock to be issued in the InterMation Merger are registered under the Acquisition Shelf.

     In connection with its acquisition program, the Company undertakes certain restructurings of the acquired businesses. Formalized restructuring plans for acquisitions are completed within one year of the date of acquisition. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, the Company established reserves of $1.9 million and $6.3 million in 1996 and 1997, respectively. During 1996 and 1997, the Company expended $0.6 million and $2.2 million, respectively, for restructuring costs. These expenditures consisted primarily of severance costs, move costs and costs relating to exited facilities. At December 31, 1997, the Company had a total of $5.4 million accrued for restructuring costs for all of its then completed acquisitions. The Company expects to record reserves of approximately $3 million in connection with the acquisitions completed in January and February 1998; however, the Company will re-evaluate its restructuring plans regarding these acquisitions during the year following their consummation.

Future Capital Needs

     The Company's ability to generate sufficient cash to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations in conjunction with borrowings from existing and possible future debt financings and the net proceeds of the Offering will be sufficient for the foreseeable future to meet debt service requirements and to make possible future acquisitions and capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

     At the 1997 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 13,000,000 to 20,000,000 shares. On January 5, 1998, at a Special Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 20,000,000 to 100,000,000 shares.

Seasonality

     Historically, the Company's business has not been subject to seasonality in any material respect.

Inflation

     Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through increased operating efficiencies, there can be no assurance that the Company will be able to offset any future inflationary cost increases through similar efficiencies or increased storage or service charges.

Item 8. Financial Statements and Supplementary Data.


                         INDEX TO FINANCIAL STATEMENTS


                                                                                       Page
                                                                                      -----
Report of Independent Public Accountants ............................................  32
Consolidated Balance Sheets, December 31, 1996 and 1997. ............................  33
Consolidated Statements of Operations, Years ended December 31, 1995, 1996 and 1997.   34
Consolidated Statements of Stockholders' Equity, Years ended December 31, 1995,
 1996 and 1997. .....................................................................  35
Consolidated Statements of Cash Flows, Years ended December 31, 1995, 1996 and 1997.   36
Notes to Consolidated Financial Statements ..........................................  37
Financial Statement Schedule:
 Report of Independent Public Accountants ...........................................  52
 Schedule II--Valuation and Qualifying Accounts. ....................................  53

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Iron Mountain Incorporated:

     We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Delaware corporation) and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 20, 1998

            IRON MOUNTAIN INCORPORATED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                    December 31,
                                                             ---------------------------
                                                                 1996           1997
                                                             ------------   ------------
                                                ASSETS
Current Assets:
 Cash and cash equivalents ...............................    $   3,453      $  24,510
 Accounts receivable (less allowances of $1,061 and $1,929
   as of 1996 and 1997, respectively) ....................       24,136         40,545
 Receivable from insurance company .......................           --          5,410
 Deferred income taxes ...................................        3,378          5,896
 Prepaid expenses and other ..............................        3,821          5,566
                                                              ---------      ---------
    Total Current Assets .................................       34,788         81,927
Property, Plant and Equipment:
 Property, plant and equipment ...........................      163,495        245,174
 Less--Accumulated depreciation ..........................      (45,146)       (61,276)
                                                              ---------      ---------
    Net Property, Plant and Equipment ....................      118,349        183,898
Other Assets:
 Goodwill, net ...........................................      109,363        340,852
 Customer acquisition costs, net .........................        6,334          7,319
 Deferred financing costs, net ...........................        7,358         14,429
 Other ...................................................        5,607          8,361
                                                              ---------      ---------
    Total Other Assets ...................................      128,662        370,961
                                                              ---------      ---------
    Total Assets .........................................    $ 281,799      $ 636,786
                                                              =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt .......................    $     396      $     520
 Note payable ............................................           --          3,000
 Accounts payable ........................................        3,750         11,022
 Accrued expenses ........................................       17,275         28,131
 Deferred income .........................................        4,995         11,931
 Other current liabilities ...............................          414          1,149
                                                              ---------      ---------
    Total Current Liabilities ............................       26,830         55,753
Long-term Debt, net of current portion ...................      184,337        424,498
Other Long-Term Liabilities ..............................        6,576          5,336
Deferred Rent ............................................        7,651          8,202
Deferred Income Taxes ....................................        4,021          5,264
Commitments and Contingencies (see Note 9)
Stockholders' Equity:
 Preferred stock .........................................           --             --
 Common stock ............................................          101            135
 Additional paid-in capital ..............................       62,135        151,971
 Accumulated deficit .....................................       (9,852)       (14,373)
                                                              ---------      ---------
    Total Stockholders' Equity ...........................       52,384        137,733
                                                              ---------      ---------
    Total Liabilities and Stockholders' Equity ...........    $ 281,799      $ 636,786
                                                              =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

       IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)



                                                                    Year Ended December 31,
                                                           -----------------------------------------
                                                               1995           1996           1997
                                                           ------------   ------------   -----------
Revenues:
 Storage ...............................................     $ 64,165       $ 85,826     $125,968
 Service and storage material sales ....................       40,271         52,892      82,797
                                                             --------       --------     --------
    Total Revenues .....................................      104,436        138,718     208,765
Operating Expenses:
 Cost of sales (excluding depreciation) ................       52,277         70,747     106,879
 Selling, general and administrative ...................       26,035         34,342      51,668
 Depreciation and amortization .........................       12,341         16,936      27,107
                                                             --------       --------     --------
    Total Operating Expenses ...........................       90,653        122,025     185,654
                                                             --------       --------     --------
Operating Income .......................................       13,783         16,693      23,111
Interest Expense .......................................       11,838         14,901      27,712
                                                             --------       --------     --------
    Income (Loss) Before Provision (Benefit) for
      Income Taxes .....................................        1,945          1,792      (4,601)
Provision (Benefit) for Income Taxes ...................        1,697          1,435         (80)
                                                             --------       --------     --------
    Income (Loss) Before Extraordinary Charge ..........          248            357      (4,521)
Extraordinary Charge from Early Retirement of Debt
 (Net of Tax Benefit of $1,413) ........................           --          2,126          --
                                                             --------       --------     --------
    Net Income (Loss) ..................................          248         (1,769)     (4,521)
Accretion of Redeemable Put Warrant ....................        2,107            280          --
                                                             --------       --------     --------
    Net Loss Applicable to Common Stockholders .........     $ (1,859)      $ (2,049)    $(4,521)
                                                             ========       ========     ========
Income (Loss) per Common Share--Basic and Diluted
 (See Notes 5 and 6):
 Income (loss) before extraordinary charge .............     $ (48.92)      $   0.01     $ (0.39)
 Extraordinary charge (net of tax benefit) .............           --          (0.23)         --
                                                             --------       --------     --------
 Net Loss Applicable to Common Stockholders ............     $ (48.92)      $  (0.22)    $ (0.39)
                                                             ========       ========     ========
Weighted Average Common Shares Outstanding .............           38          9,274      11,448
                                                             ========       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share data)



                                                                         Preferred Stock
                                     ---------------------------------------------------------------------------------------
                                           Series A1            Series A2             Series A3              Series C
                                     --------------------- -------------------- --------------------- ----------------------
                                        Shares     Amount     Shares    Amount     Shares     Amount      Shares     Amount
                                     ------------ -------- ----------- -------- ------------ -------- ------------- --------
Balance, December 31, 1994               50,000     $ 1      100,000     $ 1            --     $--        351,395     $ 3
Conversion of Series A1
 preferred stock to Series A3
 preferred stock ...................    (43,500)     (1)          --      --        43,500       1             --      --
Repurchase of preferred stock                --      --       (2,000)     --            --      --             --      --
Exercise of stock options ..........         --      --           --      --            --      --             --      --
Net income .........................         --      --           --      --            --      --             --      --
Warrant accretion ..................         --      --           --      --            --      --             --      --
                                        -------     -----    -------     ----       ------     ----      --------     ----
Balance, December 31, 1995                6,500      --       98,000       1        43,500       1        351,395       3
Conversion of preferred stock
 to common stock--voting ...........     (6,500)     --      (72,679)     (1)      (43,500)     (1)      (351,395)     (3)
Conversion of preferred stock
 to common stock--
 nonvoting .........................         --      --      (25,321)     --            --      --             --      --
Issuance of shares in initial
 public offering ...................         --      --           --      --            --      --             --      --
Exercise of stock options ..........         --      --           --      --            --      --             --      --
Issuance of shares for services              --      --           --      --            --      --             --      --
Conversion of common
 stock--nonvoting to
 common stock--voting ..............         --      --           --      --            --      --             --      --
Net loss ...........................         --      --           --      --            --      --             --      --
Warrant accretion ..................         --      --           --      --            --      --             --      --
                                        -------     -----    -------     -----     -------     -----     --------     -----
Balance, December 31, 1996                   --      --           --      --            --      --             --      --
Exercise of stock options ..........         --      --           --      --            --      --             --      --
Issuance of shares for
 services ..........................         --      --           --      --            --      --             --      --
Shares and options issued in
 connection with acquisitions,
 net of issuance costs .............         --      --           --      --            --      --             --      --
Conversion of common
 stock--nonvoting to
 common stock--voting ..............         --      --           --      --            --      --             --      --
Net loss ...........................         --      --           --      --            --      --             --      --
                                        -------     -----    -------     -----     -------     -----     --------     -----
Balance, December 31, 1997                   --     $--           --     $--            --     $--             --     $--
                                        =======     =====    =======     =====     =======     =====     ========     =====



                                                               Common Stock
                                     -----------------------------------------------------------------
                                         Class A Voting            Voting              Nonvoting         Additional
                                     --------------------- --------------------- ---------------------     Paid-in
                                        Shares     Amount     Shares     Amount     Shares     Amount      Capital
                                     ------------ -------- ------------ -------- ------------ -------- --------------
Balance, December 31, 1994               28,912      $--            --    $ --           --     $--       $28,808
Conversion of Series A1
 preferred stock to Series A3
 preferred stock ...................         --       --            --      --           --      --            --
Repurchase of preferred stock                --       --            --      --           --      --          (199)
Exercise of stock options ..........     15,976       --            --      --           --      --           200
Net income .........................         --       --            --      --           --      --            --
Warrant accretion ..................         --       --            --      --           --      --            --
                                         ------      ---     ---------    ----      -------     ----      -------
Balance, December 31, 1995               44,888       --            --      --           --      --        28,809
Conversion of preferred stock
 to common stock--voting ...........    (44,888)      --     7,277,141      73           --      --           (68)
Conversion of preferred stock
 to common stock--
 nonvoting .........................         --       --            --      --      500,000       5            (5)
Issuance of shares in initial
 public offering ...................         --       --     2,350,000      23           --      --        33,262
Exercise of stock options ..........         --       --         6,896      --           --      --           118
Issuance of shares for services              --       --           915      --           --      --            19
Conversion of common
 stock--nonvoting to
 common stock--voting ..............         --       --        22,705      --      (22,705)     --            --
Net loss ...........................         --       --            --      --           --      --            --
Warrant accretion ..................         --       --            --      --           --      --            --
                                        -------      ---     ---------    ----      -------     ----      ---------
Balance, December 31, 1996                   --       --     9,657,657      96      477,295       5        62,135
Exercise of stock options ..........         --       --        82,438       1           --      --         1,532
Issuance of shares for
 services ..........................         --       --         1,834      --           --      --            52
Shares and options issued in
 connection with acquisitions,
 net of issuance costs .............         --       --     3,234,227      33           --      --        88,252
Conversion of common
 stock--nonvoting to
 common stock--voting ..............         --       --       477,295       5     (477,295)     (5)           --
Net loss ...........................         --       --            --      --           --      --            --
                                        -------      ---     ---------    ----     --------     -----     ---------
Balance, December 31, 1997                   --      $--    13,453,451    $135           --     $--       $151,971
                                        =======      ===    ==========    ====     ========     =====     =========



                                                        Total
                                      Accumulated   Stockholders'
                                        Deficit        Equity
                                     ------------- --------------
Balance, December 31, 1994             $  (5,944)     $ 22,869
Conversion of Series A1
 preferred stock to Series A3
 preferred stock ...................          --            --
Repurchase of preferred stock                 --          (199)
Exercise of stock options ..........          --           200
Net income .........................         248           248
Warrant accretion ..................      (2,107)       (2,107)
                                       ---------      --------
Balance, December 31, 1995                (7,803)       21,011
Conversion of preferred stock
 to common stock--voting ...........          --            --
Conversion of preferred stock
 to common stock--
 nonvoting .........................          --            --
Issuance of shares in initial
 public offering ...................          --        33,285
Exercise of stock options ..........          --           118
Issuance of shares for services               --            19
Conversion of common
 stock--nonvoting to
 common stock--voting ..............          --            --
Net loss ...........................      (1,769)       (1,769)
Warrant accretion ..................        (280)         (280)
                                       ---------      --------
Balance, December 31, 1996                (9,852)       52,384
Exercise of stock options ..........          --         1,533
Issuance of shares for
 services ..........................          --            52
Shares and options issued in
 connection with acquisitions,
 net of issuance costs .............          --        88,285
Conversion of common
 stock--nonvoting to
 common stock--voting ..............          --            --
Net loss ...........................      (4,521)       (4,521)
                                       ---------      --------
Balance, December 31, 1997             $ (14,373)     $137,733
                                       =========      ========


The accompanying notes are an integral part of these consolidated financial statements.

       IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands except per share data)

                                                                     Year Ended December 31,
                                                            -----------------------------------------
                                                                1995          1996           1997
                                                            -----------   ------------   ------------
Cash Flows from Operating Activities:
 Net income (loss) ......................................    $     248    $ (1,769)      $ (4,521)
 Adjustments to reconcile net income (loss) to cash
    flows provided by operating activities:
  Depreciation and amortization .........................       12,341      16,936         27,107
  Amortization of financing costs .......................        1,135         857          1,095
  Provision for doubtful accounts .......................          630         639            874
  Extraordinary loss on early retirement of debt ........           --       3,539             --
  Loss on sale of fixed assets ..........................          400          --             --
  Income tax benefit from exercise of stock options .....           --          --            747
  Expenditures covered by insurance .....................           --          --         (6,324)
  Proceeds from insurance company .......................           --          --          4,000
  Other, net ............................................           --          --             52
Changes in Assets and Liabilities (exclusive of acquisitions):
  Accounts receivable ...................................       (3,171)     (4,395)        (4,433)
  Inventory, prepaid expenses and other assets ..........         (739)       (878)          (625)
  Deferred income taxes .................................        1,179        (973)           443
  Accounts payable ......................................          265      (1,278)         4,653
  Accrued expenses ......................................        4,252       3,642         (1,115)
  Other long-term liabilities ...........................         (527)       (193)        (1,240)
  Deferred rent .........................................         (110)       (332)           551
  Deferred income .......................................         (301)        161            671
  Other liabilities .....................................          125         (56)           485
                                                             ---------    --------       --------
   Cash Flows Provided by Operating Activities ..........       15,727      15,900         22,420
                                                             ---------    --------       --------
Cash Flows from Investing Activities:
 Capital expenditures ...................................      (15,253)    (24,446)       (38,320)
 Additions to customer acquisition costs ................       (1,379)     (1,642)        (1,635)
 Cash paid for acquisitions .............................      (33,048)    (68,496)      (192,230)
 Proceeds from sale of assets ...........................           73          --             --
 Other, net .............................................           71         (25)          (333)
                                                             ---------    --------       --------
   Cash Flows Used in Investing Activities ..............      (49,536)    (94,609)      (232,518)
                                                             ---------    --------       --------
Cash Flows from Financing Activities:
 Repayment of debt ......................................         (812)   (171,730)      (178,181)
 Net proceeds from borrowings ...........................       36,350      69,570        167,850
 Net proceeds from sale of senior subordinated notes                --     160,050        242,640
 Net proceeds from initial public offering ..............           --      33,285             --
 Retirement of redeemable put warrant ...................           --      (6,612)            --
 Prepayment penalties on early retirement of debt .......           --      (1,785)            --
 Exercise of stock options ..............................          200          66            786
 Repurchase of stock ....................................         (199)         --             --
 Financing costs ........................................       (1,448)     (2,267)        (1,291)
 Stock issuance costs ...................................           --          --           (649)
                                                             ---------    --------       --------
   Cash Flows Provided by Financing Activities ..........       34,091      80,577        231,155
                                                             ---------    --------       --------
Increase in Cash and Cash Equivalents ...................          282       1,868         21,057
Cash and Cash Equivalents, Beginning of Year ............        1,303       1,585          3,453
                                                             ---------    --------       --------
Cash and Cash Equivalents, End of Year ..................    $   1,585    $  3,453       $ 24,510
                                                             =========    ========       ========
Supplemental Information:
Cash Paid for Interest ..................................    $   9,111    $ 11,590       $ 22,440
                                                             =========    ========       ========
Cash Paid for Income Taxes ..............................    $   1,177    $    197       $  1,306
                                                             =========    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                          IRON MOUNTAIN INCORPORATED


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                        (In thousands except share data)

1. Nature of Business

     The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated and its subsidiaries (collectively "Iron Mountain" or the "Company"). Iron Mountain is a full-service records management company providing storage and related services for all media in various locations throughout the United States to Fortune 500 companies and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations.


2. Summary of Significant Accounting Policies

     a. Principles of Consolidation

     The accompanying financial statements reflect the financial position and results of operations of Iron Mountain on a consolidated basis. All significant intercompany account balances have been eliminated.

     b. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c. Cash and Cash Equivalents

     The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities which have original maturities of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair market value.

     d. Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:


      Buildings .............................. 40 to 50 years
      Leasehold improvements ................. 8 to 10 years or the life of the lease, whichever is shorter
      Racking ................................ 10 to 20 years
      Warehouse equipment/vehicles ........... 5 to 10 years
      Furniture and fixtures ................. 3 to 5 years
      Computer hardware and software ......... 3 years

     Property, plant and equipment consist of the following:

                                                      December 31,
                                                 -----------------------
                                                    1996         1997
                                                 ----------   ----------
      Land and buildings .....................   $ 38,552     $ 67,870
      Leasehold improvements .................     14,918       19,583
      Racking ................................     72,854       94,960
      Warehouse equipment/vehicles ...........      7,730       12,290
      Furniture and fixtures .................      3,839        4,875
      Computer hardware and software .........     19,786       29,913
      Construction in progress ...............      5,816       15,683
                                                 --------     --------
                                                 $163,495     $245,174
                                                 ========     ========

                          IRON MOUNTAIN INCORPORATED

2. Summary of Significant Accounting Policies (continued)

     The Company develops various software applications for internal use. Payroll and related costs for employees who are directly associated with and who devote time to the development and conversion of internal-use computer software projects (to the extent of the time spent directly on the project) are capitalized and amortized over the useful life of the software. Capitalization begins when the design stage of the application has been completed, it is probable that the project will be completed and the application will be used to perform the function intended. Amortization begins when the software is placed in service.

     Minor maintenance costs are expensed as incurred. Major improvements to the leased buildings are capitalized as leasehold improvements and depreciated as described above.

     e. Goodwill

     Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 25 to 30 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets based upon expectations of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Accumulated amortization of goodwill was $18,858 and $26,931 as of December 31, 1996 and 1997, respectively. In 1995, the Company recorded a $900 impairment of goodwill related to one of its subsidiaries.

     f. Customer Acquisition Costs

     Costs, net of revenues received for the initial transfer of the records, related to the acquisition of large volume accounts are capitalized and amortized for an appropriate period not exceeding 12 years, unless the customer terminates its relationship with the Company, at which time the unamortized cost is charged to expense. However, in the event of such termination, the Company collects and records as income permanent removal fees that generally equal or exceed the amount of unamortized customer acquisition costs. As of December 31, 1996 and 1997, those costs were $8,134 and $9,769, respectively, and accumulated amortization of those costs were $1,800 and $2,450, respectively.

     g. Deferred Financing Costs

     Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 1996 and 1997, deferred financing costs were $7,998 and $16,163, respectively, and accumulated amortization of those costs were $640 and $1,734, respectively.

                          IRON MOUNTAIN INCORPORATED

2. Summary of Significant Accounting Policies (continued)

     h. Accrued Expenses

     Accrued expenses consist of the following:

                                          December 31,
                                      ---------------------
                                         1996        1997
                                      ---------   ---------
   Incentive compensation .........   $ 2,287     $ 3,932
   Interest .......................     4,247       8,427
   Workers' compensation ..........     2,949       3,022
   Payroll and vacation ...........     2,642       3,432
   Restructuring costs ............     1,340       5,443
   Other ..........................     3,810       3,875
                                      -------     -------
                                      $17,275     $28,131
                                      =======     =======

     i. Revenues

     The Company's revenues consist of storage revenues and service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis). In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and the sale of storage materials. In certain circumstances, storage material sales are recorded net of product costs when the Company functions as a sales representative of the product manufacturer and does not receive or take title to the products. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

     Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Amounts related to future storage for customers where storage fees are billed in advance are accounted for as deferred income and amortized over the applicable period.

     j. Deferred Rent

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

     k. Stock-Based Compensation

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis.

     l. Interest Rate Caps

     Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets. Amounts receivable, if any, under cap agreements are accounted for as a reduction of interest expense.

                          IRON MOUNTAIN INCORPORATED

2. Summary of Significant Accounting Policies (continued)

     m. Income (Loss) Per Common Share

     During 1997, the Company adopted SFAS No. 128, Earnings Per Share, and restated its net income (loss) per share for the years ended 1995 and 1996 (see
Note 6).

     n. Reclassifications

     Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.


3. Debt

     Long-term debt consists of the following:

                                                                                  December 31,
                                                                           --------------------------
                                                                               1996          1997
                                                                           -----------   ------------
   Revolving Credit Facility ...........................................    $  9,000       $     --
   101/8% Senior Subordinated Notes due 2006 (the "1996 Notes")              165,000        165,000
   83/4% Senior Subordinated Notes due 2009 (the "1997 Notes") .........          --        249,525
   Real Estate Mortgages ...............................................      10,733         10,312
   Other ...............................................................          --            181
                                                                            --------       --------
    Long-term debt .....................................................     184,733        425,018
    Less current portion ...............................................        (396)          (520)
                                                                            --------       --------
    Long-term debt, net of current portion .............................    $184,337       $424,498
                                                                            ========       ========

     a. Revolving Credit Facility

     On September 30, 1996, Iron Mountain entered into a $100 million revolving credit facility (the "Credit Agreement"), which was scheduled to mature on September 30, 2001. On March 3, 1997, the Credit Agreement was increased to $150 million. On September 26, 1997, the Credit Agreement was increased to $250 million and the maturity date was extended to September 30, 2002. Both the March 3, 1997 and September 29, 1997 amendments amended and restated, among other terms, interest rates, commitment fees and financial covenants. At December 31, 1997, there were no outstanding borrowings under the Credit Agreement.

     The Credit Agreement specifies certain minimum or maximum relationships between operating cash flows (earnings before interest, taxes, depreciation, amortization and extraordinary charges) and interest, total debt and fixed charges. There are restrictions on dividends declared by the Company, sales or pledging of assets, capital expenditures and changes in business and ownership; cash dividends are effectively prohibited. As of December 31, 1997, the Company was in compliance with all of its debt covenants. Loans under the Credit Agreement are secured by the capital stock of all of the Company's subsidiaries.

     The interest rate on loans under the Credit Agreement varies, at the Company's option, on a choice of base rates plus an applicable margin. The applicable margin varies depending on the base rate selected and certain debt ratios. The timing of interest payments also varies with the base rate selected.

     Under the Credit Agreement, the Company is required to maintain an interest rate protection program. Pursuant to this requirement, the Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1996, the Company was a party to three interest rate

                          IRON MOUNTAIN INCORPORATED

3. Debt (continued)

cap agreements, each covering a notional amount of $10,000. One agreement expired on August 12, 1997 and the other two agreements expire on March 24, 1998. The agreements entitle the Company to receive from counterparties, on a quarterly basis, certain payments if the three month LIBOR rate exceeds 7.5%.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap agreements but has no off balance sheet risk of accounting loss.

     b. 1996 Notes

     On October 1, 1996, the Company issued $165 million of 101/8% Senior Subordinated Notes due 2006. Interest on the 1996 Notes is payable semiannually on April 1 and October 1. Payments commenced on April 1, 1997. The net proceeds were $160.1 million after underwriting discounts and commissions. The proceeds were used to repay outstanding bank debt under the Credit Agreement and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of such indebtedness, the Company incurred an extraordinary charge of $3,539, not including related tax benefit of $1,413, during the fourth quarter of 1996. The charge consists of a prepayment penalty, the write-off of deferred financing costs, original issue discount and loss on termination of interest rate protection agreements.

     The 1996 Notes contain covenants and restrictions similar to, or less restrictive than, the Credit Agreement. During the first 36 months after the date of issuance of the 1996 Notes, and subject to certain restrictions, the Company may, with the net proceeds of one or more Qualified Equity Offerings, as defined, redeem up to 35% of the 1996 Notes at a redemption price of 109.125% of their initial principal amount. After September 30, 2001, and subject to certain restrictions, the Company may, at its option, redeem any or all of the 1996 Notes at face value, plus a premium ranging from approximately 2% to 9% through September 30, 2004. Thereafter, the 1996 Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1996 Notes may require the Company to repurchase the 1996 Notes.

     c. 1997 Notes

     On October 24, 1997, the Company issued $250 million of 83/4% Senior Subordinated Notes due 2009. Interest on the 1997 Notes is payable semiannually on March 31 and September 30, with payments commencing on March 31, 1998. The net proceeds were $242.6 million after an original issue discount of $485 and underwriting discounts and commissions. The proceeds were used to repay outstanding bank debt and to fund the purchase prices of two acquisitions.

     Prior to September 30, 2002, and subject to certain restrictions, the Company may, at its option, redeem any or all of the 1997 Notes at a make-whole price, as defined. On or after September 30, 2002, and subject to certain restrictions, the Company may, at its option, redeem any or all of the 1997 Notes at face value, plus a premium of up to approximately 4% through September 30, 2005. Thereafter, the 1997 Notes may be redeemed at face value. Also, any time through October 23, 2000, the Company may redeem a portion of the 1997 Notes, subject to restrictions, with the net proceeds of one or more Qualified Equity Offerings, as defined, at a redemption price of 108.75% of the principal amount of such 1997 Notes. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1997 Notes may require the Company to repurchase the 1997 Notes.

     The 1996 and 1997 Notes are fully and unconditionally guaranteed, on a joint and several basis, on a senior subordinated basis, by all of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company, substantially all of the assets of which are the stock of

                          IRON MOUNTAIN INCORPORATED

3. Debt (continued)

the Subsidiary Guarantors, and substantially all of the operations of which are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

     d. Other

     The real estate mortgages consist of an $8,037, 10 year, 11% mortgage based on 30 year amortization with a $7,495 balloon payment due October 2000 and a $3,000, 8% note that is payable in various installments commencing in 1997 and maturing in November 2006.

     Maturities of long-term debt are as follows:


Year                          Amount
--------------------------- ----------
      1998 ................ $    520
      1999 ................      430
      2000 ................    7,796
      2001 ................      301
      2002 ................      301
      Thereafter ..........  415,670
                            --------
                            $425,018
                            ========

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the Company has estimated the following fair values for its long-term debt as of December 31:


                                                     1996                       1997
                                           ------------------------   ------------------------
                                            Carrying        Fair       Carrying        Fair
                                             Amount        Value        Amount        Value
                                           ----------   -----------   ----------   -----------
   101/8% Senior Subordinated Notes.....   $165,000     $173,602      $165,000     $179,850
   83/4% Senior Subordinated Notes .....         --           --       249,525      255,000
   Real estate mortgages ...............     10,733       11,329        10,312       11,322


4. Acquisitions

     The Company purchased substantially all of the assets and assumed certain liabilities of four, 16 and 18 records management businesses during 1995, 1996 and 1997, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and liabilities of each acquisition has been assigned to goodwill and is being amortized over the estimated benefit period of 25 to 30 years. Funds used to finance the various acquisitions were provided through the Company's Credit Agreement, a portion of the net proceeds from the initial public offering of its common stock (the "Initial Public Offering") and the issuance of the 1996 Notes and the 1997 Notes.

                          IRON MOUNTAIN INCORPORATED

4. Acquisitions (continued)

     A summary of the cash consideration (not including contingent payments of approximately $5,875, based on the achievement of certain revenue targets) and allocation of the purchase price as of the acquisition dates are as follows:


                                                         1995         1996          1997
                                                      ----------   ----------   -----------
   Cash Paid ......................................    $ 33,048     $ 68,496    $192,230
   Fair Value of Common Stock Issued ..............          --           --      85,863
   Fair Value of Options Issued ...................          --           --       3,071
                                                       --------     --------    --------
       Total Consideration ........................      33,048       68,496     281,164
                                                       --------     --------    --------
   Fair Value of Assets Acquired ..................      15,232       19,476      68,774
   Liabilities Assumed ............................      (8,238)      (4,874)    (26,932)
                                                       --------     --------    --------
       Fair Value of Net Assets Acquired ..........       6,994       14,602      41,842
                                                       --------     --------    --------
   Recorded Goodwill ..............................    $ 26,054     $ 53,894    $239,322
                                                       ========     ========    ========

     The following unaudited pro forma combined information shows the results of the Company's operations for the years ended December 31, 1996 and 1997 as though each of the acquisitions completed during 1996 and 1997 had occurred as of the beginning of the period reported:


                                                                 1996           1997
                                                            -------------   -----------
   Revenues .............................................     $ 228,961     $264,276
                                                              =========     ========
   Loss Before Extraordinary Charge .....................     $  (8,634)    $(6,981)
   Extraordinary Charge (Net of Tax Benefit) ............        (2,126)         --
                                                              ---------     --------
   Net Loss Applicable to Common Stockholders ...........     $ (10,760)    $(6,981)
                                                              =========     ========
   Loss per Common Share--Basic and Diluted:
    Loss before extraordinary charge ....................     $   (0.69)    $ (0.52)
    Extraordinary charge (net of tax benefit) ...........         (0.17)         --
                                                              ---------     --------
    Net loss applicable to common stockholders ..........     $   (0.86)    $ (0.52)
                                                              =========     ========

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the period reported or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the companies. Certain acquisitions completed in 1996 and 1997 are not included in the pro forma results as their effect was immaterial.

     In connection with the acquisitions completed in 1996 and 1997, the Company has undertaken certain restructurings of the acquired businesses, which have been, or will be, completed within one year from the date of acquisition. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities, move costs and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, the Company established reserves of $1,883 and $6,266 in 1996 and 1997, respectively. These amounts were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During 1996 and 1997, the Company expended $602 and $2,163, respectively, for restructuring costs. These expenditures consisted primarily of severance costs, move costs and costs relating to exited facilities. As of December 31, 1997, the Company had a total of $5,443 accrued for restructuring costs on all of its acquisitions.

                          IRON MOUNTAIN INCORPORATED

5. Capital Stock, Redeemable Put Warrant and Stock Options

     a. Capital Stock

     On February 6, 1996, the Company completed the Initial Public Offering. Pursuant to the Initial Public Offering, the Company issued 2,350,000 shares of common stock--voting.

     In connection with the Initial Public Offering, the Board of Directors approved, and the shareholders ratified, a recapitalization and the designation of three new classes of stock as follows:


                                                      Authorized
Class                                                   Shares
--------------------------------------------------- -------------
   Preferred stock, $.01 par value.................   2,000,000
   Common stock--voting, $.01 par value............  13,000,000
   Common stock--nonvoting, $.01 par value.........   1,000,000

     Upon consummation of the Initial Public Offering, all shares of capital stock were automatically converted into shares of common stock--voting and, in the case of one stockholder, common stock--nonvoting. The number of common shares received upon conversion were as follows:

                                                              Common
                                                     -------------------------
                                        Preferred       Voting       Nonvoting
                                       -----------   ------------   ----------
   Series A1 and Series A3 .........      50,000        987,314           --
   Series A2 .......................      98,000      1,435,146      500,000
   Series C ........................     351,395      4,809,793           --

     On March 3, 1997, the Board of Directors approved, and the shareholders ratified, an increase in the number of authorized shares of common stock--voting, $.01 par value, from 13,000,000 shares to 20,000,000 shares.

     The following table summarizes the number of shares authorized, issued and outstanding for each issue of the Company's capital stock as of December 31:

                                                                 Number of Shares
                                               ----------------------------------------------------
                                                      Authorized           Issued and Outstanding
                                               ------------------------- --------------------------
                                        Par
             Equity Type               Value       1996         1997         1996          1997
------------------------------------ --------- ------------ ------------ ------------ -------------
   Preferred stock .................   $ .01     2,000,000    2,000,000          --            --
   Common stock--voting ............   $ .01    13,000,000   20,000,000   9,657,657    13,453,451
   Common stock--nonvoting .........   $ .01     1,000,000    1,000,000     477,295            --

     In 1995, the Company declared a 15.4215-for-1 stock split of its common stock in the form of a stock dividend. All weighted average common share and stock-related data in the consolidated financial statements have been retroactively restated to reflect the stock split.


     b. Redeemable Put Warrant

     In connection with the issuance of certain debt, the Company also issued a put warrant, dated December 14, 1990 (the "Warrant"), exercisable for 444,385 shares of common stock for nominal consideration upon the occurrence of certain specified events. On February 7, 1996, in connection with the Initial Public Offering, the Warrant was redeemed for $6,612. This Warrant was accreted each year using the effective interest rate method based on the Warrant's estimated redemption value at its estimated redemption date of February 15, 1996.

                          IRON MOUNTAIN INCORPORATED

5. Capital Stock, Redeemable Put Warrant and Stock Options (continued)

     c. Stock Options

     In September 1991, the Company created a nonqualified stock option plan pursuant to which up to 444,385 shares of Class A common stock of the Company could be issued at the discretion of the Stock Option Committee to key employees, consultants and directors.

     Effective November 30, 1995, the Board of Directors approved the adoption of the 1995 Stock Incentive Plan (the "Stock Option Plan"), which replaced the previous stock option plan. A total of 1,000,000 shares of common stock were available for grant as options and other rights under the Stock Option Plan, including the options issued under the 1991 plan. On March 3, 1997, the number of shares of common stock available for grant as options under the Stock Option Plan increased to 1,400,000.

     Effective December 21, 1995, the Board of Directors approved the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan") that permitted non-employee directors to elect to receive all or a portion of their compensation in the form of common stock. Directors electing to receive common stock received, as an incentive, an amount of stock equivalent to 110% of the director's compensation otherwise due to be paid in cash. During 1997, the Company issued 1,484 shares under the Non-Employee Director Plan. On June 30, 1997, the Non-Employee Director Plan was terminated.

     During 1997, the Company issued options to employees of acquired companies to purchase 145,919 shares of the Company's common stock. The options replaced options held by the employee for the acquired company's common stock. The options were accounted for as additional purchase price based on the fair value of the options when issued.

     The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods:

                                                                      Weighted Average
                                                         Options       Exercise Price
                                                      ------------   -----------------
   Options outstanding, December 31, 1994 .........      261,484          $  6.89
    Granted .......................................       97,018            12.58
    Exercised .....................................      (15,976)           12.58
    Canceled ......................................       (8,219)           11.21
                                                       ---------
   Options outstanding, December 31, 1995 .........      334,307             8.16
    Granted .......................................      453,854            16.49
    Exercised .....................................       (6,896)            9.58
    Canceled ......................................      (18,404)           11.76
                                                       ---------
   Options outstanding, December 31, 1996 .........      762,861            13.02
    Granted .......................................      469,113            25.51
    Exercised .....................................      (83,807)            9.89
    Canceled ......................................      (30,802)           22.10
                                                       ---------
   Options outstanding, December 31, 1997 .........    1,117,365            18.25
                                                       =========

     The stock options were granted with exercise prices equal to or greater than the fair market value at the date of grant. The majority of options become exercisable ratably over a period of five years unless the holder terminates employment. The number of options available for grant at December 31, 1997 was 145,214.

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options issued to employees at intrinsic value with disclosure of fair value accounting on net income (loss) and earnings
(loss) per share on a pro forma basis. Had the Company elected to recognize compensation cost based

                          IRON MOUNTAIN INCORPORATED

5. Capital Stock, Redeemable Put Warrant and Stock Options (continued)

on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss applicable to common stockholders and net loss per common share would have been increased to the pro forma amounts indicated in the table below:


                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                             1995           1996           1997
                                                                         ------------   ------------   ------------
   Net loss applicable to common stockholders, as reported ...........     $ (1,859)      $ (2,049)      $ (4,521)
   Net loss applicable to common stockholders, pro forma .............       (1,978)        (2,614)        (5,411)
   Net loss per common share--basic and diluted, as reported .........       (48.92)         (0.22)         (0.39)
   Net loss per common share--basic and diluted, pro forma ...........       (52.05)         (0.28)         (0.47)

     The weighted average fair value of options granted in 1995, 1996 and 1997 was $5.22, $7.38 and $16.59 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:



                Assumption                    1995        1996       1997
----------------------------------------- ----------- ----------- ----------
   Expected volatility ..................  24.2%       24.2%       29.2%
   Risk-free interest rate ..............   7.51        6.34        5.91
   Expected dividend yield ..............   N/A         N/A         N/A
   Expected life of the option .......... 6.3 years   7.5 years   7.0 years

     The following table summarizes additional information regarding options outstanding and exercisable at December 31, 1997:

                                         Outstanding                               Exercisable
                          ------------------------------------------ ---------------------------------------
                                            Weighted                                 Weighted
                                             Average       Weighted                   Average       Weighted
                                            Remaining       Average                  Remaining      Average
         Range of                       Contractual Life   Exercise              Contractual Life   Exercise
     Exercise Prices         Number        (in Years)        Price     Number       (in Years)       Price
------------------------- ------------ ------------------ ---------- ---------- ------------------ ---------
$1.12 to $1.31...........     25,970           4.00        $  1.30      9,420           4.00        $ 1.30
$6.48 to $7.05...........    219,233           4.00           6.49    219,233           4.00          6.49
$9.95 to $13.65..........    111,348           6.77          12.49     60,815           6.44         12.29
$15.38 to $16.13.........    405,844           8.22          15.50     77,835           8.22         15.50
$25.75 to $30.38.........     54,676           6.83          21.99      5,766           6.25         21.50
$31.44 to $36.50.........    300,294           9.59          32.22         --            --             --
                           ---------           ----        -------    -------           ----        ------
                           1,117,365           7.60        $ 18.25    373,069           5.30        $ 9.42
                           =========           ====        =======    =======           ====        ======


6. Income (Loss) Per Common Share--Basic and Diluted

     In accordance with SFAS No. 128, basic income (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

                          IRON MOUNTAIN INCORPORATED

6. Income (Loss) Per Common Share--Basic and Diluted (continued)

     Income (loss) per common share--basic and diluted has been calculated as follows:


                                                                 1995          1996          1997
                                                             -----------   -----------   ------------
   Income (loss) before extraordinary charge .............    $    248      $    357       $ (4,521)
   Accretion of redeemable put warrant ...................      (2,107)         (280)            --
                                                              --------      --------       --------
   Income (loss) applicable to common stockholders, before
    extraordinary charge .................................      (1,859)           77         (4,521)
   Extraordinary charge (net of tax benefit) .............          --        (2,126)            --
                                                              --------      --------       --------
   Net loss applicable to common stockholders ............    $ (1,859)     $ (2,049)      $ (4,521)
                                                              ========      ========       ========
   Weighted average common shares outstanding (in
    thousands) ...........................................          38         9,274         11,448
                                                              ========      ========       ========
   Income (loss) per common share--basic and diluted:
    Income (loss) before extraordinary charge ............    $ (48.92)     $   0.01       $  (0.39)
    Extraordinary charge (net of tax benefit) ............          --         (0.23)            --
                                                              --------      --------       --------
    Net loss applicable to common stockholders ...........    $ (48.92)     $  (0.22)      $  (0.39)
                                                              ========      ========       ========

     The effect of adopting SFAS No. 128 on previously reported loss per share data was as follows:


                                                                                1995          1996
                                                                            -----------   -----------
   Primary and fully diluted net loss per share (as previously reported)     $  (0.24)      $ (0.20)
   Effect of SFAS No. 128 ...............................................      (48.68)        (0.02)
                                                                             --------       -------
   Net loss per common share--basic and diluted .........................    $ (48.92)      $ (0.22)
                                                                             ========       =======

     The following potential common shares have been excluded from the above calculations because their effects are antidilutive:


                                                                 1995        1996        1997
                                                             ------------ ---------- ------------
   Shares of Convertible Preferred Stock ...................    499,395         --           --
   Shares of Common Stock Subject to Outstanding Options ...    334,337    762,861    1,117,365
   Shares of Common Stock Underlying Outstanding Put
    Warrant ................................................    444,385         --           --
                                                              ---------    -------    ---------
                                                              1,278,117    762,861    1,117,365
                                                              =========    =======    =========

     Subsequent to year end, the Company issued 1,438,012 shares of common stock and approximately 590,000 options in connection with an acquisition (see
Note 13).


7. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

                          IRON MOUNTAIN INCORPORATED

7. Income Taxes (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                                 December 31,
                                                                           -------------------------
                                                                               1996          1997
                                                                           -----------   -----------
   Accrued liabilities .................................................    $   1,757     $   4,726
   Deferred rent .......................................................        3,056         3,411
   Net operating loss carryforwards ....................................        4,751         7,360
   AMT credit ..........................................................          587           587
   Other ...............................................................        1,719         2,317
                                                                            ---------     ---------
     Gross deferred tax assets .........................................       11,870        18,401
                                                                            ---------     ---------
   Other assets principally due to differences in amortization .........       (2,150)       (2,693)
   Plant and equipment, principally due to differences in
    depreciation .......................................................       (7,039)      (11,217)
   Customer acquisition costs ..........................................       (2,337)       (3,859)
                                                                            ---------     ---------
     Gross deferred tax liabilities ....................................      (11,526)      (17,769)
                                                                            ---------     ---------
      Net deferred tax asset ...........................................    $     344     $     632
                                                                            =========     =========

     The Company and its subsidiaries file a consolidated federal income tax return. The provision (benefit) for income tax consists of the following components:

                                       Year Ended December 31,
                                 -----------------------------------
                                    1995         1996         1997
                                 ---------   -----------   ---------
   Federal--current ..........    $  422      $    958      $   --
   Federal--deferred .........       837            57        (459)
   State--current ............        96         1,450         399
   State--deferred ...........       342        (1,030)        (20)
                                  ------      --------      ------
                                  $1,697      $  1,435      $  (80)
                                  ======      ========      ======

     A reconciliation of total income tax expense (benefit) and the amount computed by applying the federal income tax rate of 34% to income (loss) before income taxes is as follows:


                                                             1995         1996          1997
                                                          ----------   ----------   ------------
   Computed "expected" tax provision ..................     $  661       $  609       $ (1,564)
   Increase in income taxes resulting from:
    State taxes (net of federal tax benefit) ..........        289          278            250
    Nondeductible goodwill amortization ...............        843          602          1,221
    Other .............................................        (96)         (54)            13
                                                            ------       ------       --------
                                                            $1,697       $1,435       $    (80)
                                                            ======       ======       ========

     The Company has estimated federal net operating loss carryforwards of $20,487 at December 31, 1997 to reduce future federal income taxes, if any, which begin to expire in 2005. The Company also has estimated state net operating loss carryforwards of approximately $3,426 to reduce future state income taxes, if any. Additionally, the Company has alternative minimum tax credit carryforwards of $587, which have no expiration date and are available to reduce future income taxes, if any.

                          IRON MOUNTAIN INCORPORATED

8. Quarterly Results of Operations (Unaudited)


                      Quarter Ended                          March 31      June 30     September 30     December 31
--------------------------------------------------------- ------------- ------------- -------------- -----------------
   1996
   Revenues .............................................   $31,028       $32,922        $ 36,019       $  38,749
   Gross profit .........................................    15,360        16,207          17,311          19,093
   Income (loss) before extraordinary charge ............       286           411              --            (340)
   Net income (loss) ....................................         6(1)        411(2)           --          (2,466)(3)
   Net income (loss) per common share--basic
    and diluted:
   Income (loss) before extraordinary charge ............      0.00          0.04            0.00           (0.03)
   Net income (loss) ....................................      0.00          0.04            0.00           (0.24)
   1997
   Revenues .............................................   $42,154       $46,585        $ 54,655       $  65,371
   Gross profit .........................................    20,390        22,477          26,785          32,233
   Net loss .............................................      (516)         (969)           (325)         (2,711)
   Net loss per common share--basic and diluted .........     (0.05)        (0.09)          (0.03)          (0.21)

   (1) Includes a charge of $280 related to the accretion of the put warrant.
   (2) Includes a $193 after-tax charge related to the relocation of the corporate accounting function from Los Angeles to Boston.
   (3) Includes an extraordinary charge of $2,126, net of tax benefit, related to the prepayment of certain indebtedness.


9. Commitments and Contingencies

     a. Leases

     Iron Mountain leases most of its facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. The Company also leases equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $15,661, $21,114 and $29,332 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Minimum future lease payments are as follows:


Year                                           Operating
--------------------------------------------- ----------
      1998 ..................................  $ 30,641
      1999 ..................................    29,799
      2000 ..................................    28,830
      2001 ..................................    26,919
      2002 ..................................    24,452
      Thereafter ............................   117,897
                                               --------
      Total minimum lease payments ..........  $258,538
                                               ========

                          IRON MOUNTAIN INCORPORATED

9. Commitments and Contingencies (continued)

     b. Facility Fire

     As previously disclosed, in March 1997, the Company experienced three fires, all of which authorities have determined were caused by arson. These fires resulted in damage to one and destruction of the Company's other records management facility in South Brunswick Township, New Jersey. The Company has filed several insurance claims related to the fires, including a significant claim under its business interruption insurance policy. The claims process is lengthy and its outcome cannot be predicted with certainty.

     Some of Iron Mountain's customers or their insurance carriers have asserted claims as a consequence of the destruction of or damage to their records as a result of the fires, some of which allege negligence or other culpability on the part of Iron Mountain. On December 12, 1997, Iron Mountain received notice that a lawsuit had been filed by one of its customers seeking up to $1 million in damages. The action has been removed from a state court in New Jersey to the United States District Court in New Jersey. The Company has since received notices of additional lawsuits filed by customers seeking unspecified damages against the Company and to rescind their written contracts with Iron Mountain. Iron Mountain denies any liability as a result of the destruction of or damage to customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. The Company is also pursuing coverage of these claims and lawsuits with its various insurers.

     The outcome of these pending claims and proceedings cannot be predicted. Based on its present assessment of the situation, management, after consultation with legal counsel, does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.


     c. Other Litigation

     Iron Mountain is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Iron Mountain's financial condition or results of operations.


     d. Other

     The Company may be responsible for environmental clean-up costs at certain of its facilities. Estimated costs of approximately $800 to perform the necessary remediation work are included in other liabilities in the accompanying consolidated balance sheets. Management believes the ultimate outcome of the above issue will not have a material adverse effect on Iron Mountain's financial condition or results of operations.


10. Related Party Transactions

     Iron Mountain leases space to an affiliated company, Schooner Capital Corporation ("Schooner") for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 1995, 1996 and 1997, Schooner paid Iron Mountain rent totaling $49, $68 and $85, respectively. Iron Mountain leases one facility from a landlord which is a related party. Total rental payments for the years ended December 31, 1995, 1996 and 1997, for this facility totaled $93, $94 and $99, respectively. In the opinion of management, both of these leases were entered into at market prices and terms.

                          IRON MOUNTAIN INCORPORATED

11. Profit Sharing Retirement Plan

     The Company has a defined contribution plan which covers all non-union employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 15% of compensation per pay period up to the amount allowed by the Internal Revenue Code. The Company makes matching contributions based on the amount of the employee contribution and years of credited service, according to a schedule as described in the plan documents. The Company has expensed $276, $419 and $642 for the years ended December 31, 1995, 1996 and 1997, respectively.


12. Noncash Transactions

     As part of the consideration paid for the acquisitions completed in 1997, the Company issued Common Stock and options with fair values of $85,863 and $3,071, respectively. In addition, $3,086 of property and equipment, destroyed in a fire, was transferred to receivable from insurance company.


13. Subsequent Events

     a. Completed Acquisitions

     Through February 20, 1998, the Company acquired four records management businesses for approximately $13,000 in cash. All of these acquisitions were accounted for as purchases. In addition, the Company completed the previously announced Arcus Merger. Total consideration for the Arcus Merger was approximately $154,000, including approximately $55,000 representing the combined value of 1,438,012 shares of common stock and options to purchase approximately 590,000 shares of common stock. The balance consists of payments in cash and assumed indebtedness. The Arcus Merger will be accounted for as a purchase.


     b. Pending Acquisition (Unaudited)

     In February 1998, the Company signed a definitive agreement to acquire InterMation for approximately $28,000, including shares of the Company's common stock valued at approximately $18,000 (subject to adjustment), and the assumption of certain debt. This acquisition of InterMation will be accounted for as a purchase and is expected to close in the first half of 1998.


     c. Increase in Authorized Shares

     On January 5, 1998, the stockholders voted to increase the authorized shares of common stock to 100 million from 20 million.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Iron Mountain Incorporated:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Iron Mountain Incorporated for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 20, 1998

                                                                     Schedule II


                           IRON MOUNTAIN INCORPORATED


                       Valuation and Qualifying Accounts
                            (Amounts in Thousands)


                                     Balance at                                    Balance at
                                    Beginning of     Charged to                    End of the
Year Ended December 31,               the Year         Expense      Deductions        Year
--------------------------------   --------------   ------------   ------------   -----------
Allowance for doubtful accounts:
 1995 ..........................       $  531           $630          $(510)         $  651
 1996 ..........................          651            639           (229)          1,061
 1997 ..........................        1,061            874             (6)          1,929

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

     The Directors and executive officers of Iron Mountain are as follows (all information is as of March 1, 1998):


Names of Directors and Executive Officers      Age                      Position
-------------------------------------------   -----   --------------------------------------------
C. Richard Reese(1) .......................    51     Chairman of the Board of Directors and
                                                      Chief Executive Officer
David S. Wendell ..........................    44     President, Chief Operating Officer and
                                                      Director
John F. Kenny, Jr. ........................    40     Executive Vice President and Chief
                                                      Financial Officer
Eugene B. Doggett(1) ......................    61     Executive Vice President and Director
Richard A. Drutman ........................    55     Executive Vice President
Harold E. Ebbighausen .....................    42     Executive Vice President
George P. Groff ...........................    48     President of Arcus Staffing Resources, Inc.
Robert G. Miller ..........................    41     Executive Vice President
Christopher Neefus ........................    42     Executive Vice President
Kenneth F. Radtke, Jr. ....................    52     Executive Vice President
Robert P. Swift ...........................    56     Executive Vice President
Constantin R. Boden(2)(3) .................    61     Director
Arthur D. Little(2)(3) ....................    54     Director
Vincent J. Ryan(1)(3) .....................    61     Director
B. Thomas Golisano ........................    56     Director
Kent P. Dauten ............................    42     Director
Clarke H. Bailey ..........................    43     Director

----------------
(1) Member of the Executive Committee; Mr. Ryan is the Chairman of the Executive Committee.
(2) Member of the Audit Committee; Mr. Boden is the Chairman of the Audit Committee.
(3) Member of the Compensation Committee; Mr. Little is the Chairman of the Compensation Committee.


     The Iron Mountain Board currently consists of nine directors. There are three classes of directors who serve for three-year terms and are elected on a staggered basis, one class of directors standing for election each year. Directors of each class will thereafter hold office until the third annual meeting of the stockholders of the Company following their election or until their successors are elected and qualified.

     The executive officers were elected by the Iron Mountain Board on May 29, 1997 with the exception of Messrs. Ebbighausen and Neefus, who were appointed in July 1997, and Messrs. Drutman and Groff, who were elected in March 1998. All executive officers hold office at the discretion of the Iron Mountain Board until the first meeting of the Iron Mountain Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Directors and Executive Officers

     C. Richard Reese is the Chairman of the Board of Directors of Iron Mountain, a position that he has held since November 1995, and the Chief Executive Officer of Iron Mountain, a position that he has held since 1981. Prior to November 1995, Mr. Reese was the President of Iron Mountain, a position he had held since 1981. Mr. Reese is also a Director of Schooner Capital Corporation ("Schooner"), which owns 12.8% of the outstanding stock of the Company. Prior to joining Iron Mountain, he lectured at Harvard Business School in "Entrepreneurship" and provided consulting services to small and medium-sized emerging enterprises. Mr. Reese has also served as president and a Director of PRISM. He holds a Master of Business Administration degree from Harvard Business School.

     David S. Wendell is the President and Chief Operating Officer and a Director of Iron Mountain, positions that he has held since November 1995. After practicing law with Brown & Wood, Mr. Wendell joined Iron Mountain in 1984, where he has served in a variety of positions. Prior to November 1995, he was Executive Vice President, Atlantic Area and prior to 1991, he was Vice President, New England Region. He holds a Master of Business Administration degree from Harvard Business School and a Juris Doctor degree from the University of Virginia.

     John F. Kenny, Jr. is an Executive Vice President and the Chief Financial Officer of Iron Mountain, positions that he has held since May 1997. Mr. Kenny joined Iron Mountain in 1991, and held operating responsibilities as regional Vice President of New England and later Northeast operations before assuming the position of Vice President of Corporate Development in 1995. Prior to 1991, he was Vice President of CS First Boston Merchant Bank, New York, with responsibility for risk capital investments. Mr. Kenny has also served as a director and the Treasurer of PRISM. He holds a Master of Business Administration degree from Harvard Business School.

     Eugene B. Doggett is an Executive Vice President and a Director of Iron Mountain, positions that he has held since 1990. From 1987 until May 1997, Mr. Doggett was the Chief Financial Officer of Iron Mountain. Mr. Doggett is also a Director of Schooner and of Mac-Gray Corporation, a provider of coin-operated machines. Prior to joining the Company, he had extensive experience in commercial and investment banking, as well as financial and general management experience at senior levels. He holds a Master of Business Administration degree from Harvard Business School.

     Richard A. Drutman is an Executive Vice President of Iron Mountain, a position that he has held since March 1998. Mr. Drutman joined the Company in January 1998. Mr. Drutman joined Arcus Data Security, Inc. in 1976 and held various positions, including Senior Vice President and Chief Operating Officer from 1991 to 1996 and President and Chief Executive Officer from 1996 to January 1998. He holds a Bachelor of Arts degree from California State University at Los Angeles.

     Harold E. Ebbighausen is an Executive Vice President of Iron Mountain, a position that he has held since July 1997. Prior to 1997, he had been serving as Vice President of Data Security Services since joining the Company in September 1996. Prior to joining Iron Mountain, Mr. Ebbighausen was Vice President of Document Management Services with INSCI Corporation, a software provider for computer output and data storage solutions to optical and CD technology. Previously, he held a number of field management positions with Anacomp, Inc., a service bureau provider in the micrographics industry.

     George P. Groff is the President of Arcus Staffing Resources, Inc., a subsidiary of the Company, a position that he has held since March 1998. From 1993 to March 1998, Mr. Groff served as a Vice President of Arcus Staffing Resources, Inc. and of Wolf Advisory International, Inc., a company which he joined in 1989 that was acquired by Arcus in 1996. He holds a Master of Business Administration degree from Golden Gate University.

     Robert G. Miller is an Executive Vice President of Iron Mountain, a position that he has held since December 1996. Mr. Miller joined Iron Mountain in 1988 and held various positions including District Manager from 1988 through 1991 and regional Vice President from 1991 through 1996. Prior to 1988, Mr. Miller was employed as a District Manager at Bell & Howell Records Management Company.

     Christopher Neefus is an Executive Vice President of Iron Mountain, a position that he has held since July 1997. Mr. Neefus was a Vice President of Sales and Customer Service for ASI, Inc., a software provider for the storage of computer generated information, from 1995 until joining the Company. From 1990 to 1995, Mr. Neefus was the Region Vice President of Anacomp, Inc., a service bureau provider in the micrographics industry. Mr. Neefus holds a Bachelor of Arts degree in Communications Arts from Hofstra University.

     Kenneth F. Radtke, Jr. is an Executive Vice President of Iron Mountain, a position that he has held since June 1996. Prior to June 1996, Mr. Radtke was Northeast Regional Vice President and prior to 1995 was Sales Manager, New York Region. Mr. Radtke has worked in the records and information industry since 1988 as President and Chief Executive Officer, Dataport Company, Inc. and Senior Vice President of a subsidiary of Arcus. He holds a graduate degree from the University of Wisconsin, Graduate School of Banking.

     Robert P. Swift is an Executive Vice President of Iron Mountain, a position that he has held since November 1995. Prior to November 1995, Mr. Swift was the Executive Vice President, Western Area of

Iron Mountain and prior to 1988, Mr. Swift was employed in various positions at Bell & Howell Records Management Company.

     Constantin R. Boden is a Director of Iron Mountain, a position that he has held since December 1990. Mr. Boden is chairman of the advisory board of Boston Capital Ventures, a risk capital concern. For 34 years, until January 1995, Mr. Boden was employed by Bank of Boston, most recently as Executive Vice President, International Banking. He holds a Master of Business Administration degree from Harvard Business School.

     Arthur D. Little is a Director of Iron Mountain, a position that he has held since November 1995. Mr. Little is a principal of The Little Investment Company, which he founded in 1992. Prior to that, he was Managing Director of and also a partner in Narragansett Capital, Inc., a private investment firm. He holds a Bachelor of Arts degree in history from Stanford University.

     Vincent J. Ryan is a Director of Iron Mountain. Mr. Ryan is the founder of Schooner and has served as Chairman and Chief Executive Officer of Schooner since 1971. Prior to November 1995, Mr. Ryan served as Chairman of the Iron Mountain Board.

     B. Thomas Golisano is a Director of Iron Mountain, a position that he has held since June 1997, when he was appointed to the Iron Mountain Board in accordance with the terms of the Safesite merger. He founded Paychex Inc., a publicly held, national payroll service company, in 1971 and serves as its Chairman, President and Chief Executive Officer. Mr. Golisano serves on the Board of Trustees of Rochester Institute of Technology and on the boards of several privately held companies. He has also served on the boards of numerous non-profit organizations and is the founder of the B. Thomas Golisano Foundation.

     Kent P. Dauten is a Director of Iron Mountain, a position that he has held since November 1997, when he was appointed to the Iron Mountain Board in accordance with the terms of the Record Masters Merger. He has served as President of Keystone Capital, Inc., a management and consulting advisory service firm, since March 1994. In February 1995, Mr. Dauten founded and served as President of HIMSCORP, Inc. until the consummation of the Record Masters Merger. From 1993 to 1994, he was employed in various investment management positions, most recently as Senior Vice President of Madison Dearborn Partners, Inc. and from 1979 to 1992, he was Senior Vice President of First Chicago Venture Capital. Mr. Dauten currently serves as a director of Health Management Associates, Inc., a hospital management firm, and is a Trustee of ElderTrust, a health care real estate investment trust. Mr. Dauten holds a Master of Business Administration from Harvard Business School.

     Clarke H. Bailey is a Director of Iron Mountain, a position that he has held since January 1998, when he was apppointed to the Iron Mountain Board in accordance with the terms of the Acrus Merger. He is Co-Chairman and Director of Hudson River Capital LLC, a private investment company ("Hudson"). Mr. Bailey was the Chairman and Chief Executive Officer of each of Arcus Group, United Acquisition Company and Arcus, positions which he had held since 1995, until the consummation of the Arcus Merger, and is a Director of Connectivity Technologies Inc., Swiss Army Brands, Inc. and SWWT, Inc. (formerly known as Sweetwater, Inc.). Mr. Bailey also serves as a Director and the Chairman of the Executive Committee of Glenayre Technologies, Inc., a manufacturing company in the telecommunications industry. Prior to joining Glenayre in 1990, Mr. Bailey was a Managing Director at Oppenheimer & Co., Inc. He holds a Master of Business Administration degree from The Wharton School, University of Pennsylvania.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, Directors and 10 percent stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 1997, its officers, Directors and 10 percent stockholders complied with all Section 16(a) filing requirements applicable to such persons, except that: B. Thomas Golisano, a Director of the Company, filed a statement of changes in beneficial ownership on Form 4 pertaining to several gift transactions late;

Arthur D. Little, a Director of the Company, filed a statement of changes in beneficial ownership on Form 4 pertainingto a transaction by a trust of whose shares he disclaims beneficial ownership late and John F. Kenny, Jr., Harold E. Ebbighausen and Christopher Neefus, each an officer of the Company, filed their initial statements of beneficial ownership of securities on Form 3 late.

Item 11. Executive Compensation.

     The following table provides certain information concerning compensation earned by the Chief Executive Officer and the other four most highly compensated executive officers who received compensation in excess of $100,000 in 1997 (the "Named Executive Officers") for the years ended December 31, 1995, 1996 and 1997.

                          Summary Compensation Table


                                                 Annual Compensation             Long-Term Compensation
                                               ------------------------   ------------------------------------
                                                                           Number of Shares
              Name and                                                        Underlying          All Other
         Principal Position            Year       Salary      Bonus(1)         Options         Compensation(2)
-----------------------------------   ------   -----------   ----------   -----------------   ----------------
C. Richard Reese ..................   1997      $298,381                             0             $4,000
 Chairman of the Board and            1996      $268,958      $165,000               0             $1,941
  Chief Executive Officer             1995      $261,765      $200,000               0             $1,790
David S. Wendell ..................   1997      $221,723                        31,496             $4,000
 President and Chief Operating        1996      $203,550      $125,000          40,000             $1,941
  Officer                             1995      $136,627      $ 62,731          35,469             $1,573
John F. Kenny, Jr. ................   1997      $166,723                       105,512             $2,400
 Executive Vice President and Chief   1996      $129,723      $ 49,999          33,000             $1,618
  Financial Officer                   1995      $114,377      $ 36,715          39,509             $1,307
Robert P. Swift ...................   1997      $145,542      $ 54,991               0             $4,000
 Executive Vice President             1996      $133,600      $ 50,800          15,000             $1,643
                                      1995      $131,119      $ 24,397           8,096             $1,243
Robert G. Miller ..................   1997      $133,646      $ 41,875               0             $4,000
 Executive Vice President             1996      $105,473      $ 35,034          20,000             $2,173
                                      1995      $ 86,696      $ 24,569           5,072             $  977

----------------
(1) Bonuses for 1997 for Messrs. Reese, Wendell and Kenny have not yet been determined. Such bonuses will not exceed amounts estimated and accrued at December 31, 1997.

(2) Reflects the Company's matching contribution to the Iron Mountain Profit Sharing Retirement Plan for each individual. Amounts shown for 1997 are estimated maximum contributions; the actual contributions have not yet been calculated.


     The following table sets forth certain information concerning the grant of options to purchase Common Stock to the Named Executive Officers. None of the other Named Executive Officers was granted stock options in the year ended December 31, 1997.

                             Option Grants in 1997


                                                                                           Potential Realizable Value
                                                                                                       at
                                                  Percent of Total                            Assumed Annual Rates of
                                   Number of      Options Granted                             Stock Appreciation for
                                   Securities       to Employees     Exercise                    Option Terms (1)
           Name and                Underlying      in Fiscal Year     Price     Expiration ----------------------------
      Principal Position        Options Granted         1997          ($/Sh)       Date          5%           10%
------------------------------ ----------------- ----------------- ----------- ----------- ------------- -------------
David S. Wendell .............       31,496             6.71%        $ 31.75     7/30/07   $  629,000    $1,594,000
 President and Chief Operating
  Officer
John F. Kenny, Jr. ...........      105,512            22.49%        $ 31.75     7/30/07   $2,107,000    $5,339,000
 Executive Vice President and
  Chief Financial Officer


----------------
(1) Potential Realizable Value is based on the assumed growth rates for an assumed 10-year option term. Five percent annual growth results in a Common Stock price per share of $51.72, and 10 percent annual growth results in a Common Stock price per share of $82.35, respectively, for such term. The actual value, if any, an executive may realize will depend on the excess of the market price of the Common Stock over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the amounts reflected in this table.

     The following table sets forth certain information with respect to the exercise of stock options during the year ended December 31, 1997 by, and the unexercised options to purchase Common Stock of, the Named Executive Officers. Mr. Reese does not have any unexercised options.


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values


                                                                      Number of                     Value of
                                                                     Unexercised                  Unexercised
                                                                      Options at             In-the-Money-Options at
                                       Shares                     December 31, 1997            December 31, 1997(1)
             Name and               Acquired on     Value   ----------------------------- -----------------------------
        Principal Position            Exercise    Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------------------- ------------- ---------- ------------- --------------- ------------- --------------
David S. Wendell .................     3,000      $80,634      100,967         91,872      $2,840,630     $1,357,831
 President and Chief Operating
  Officer
John F. Kenny, Jr. ...............         0            0       32,427        157,160      $  806,046     $1,562,388
 Executive Vice President and
  Chief Financial Officer
Robert P. Swift ..................         0            0       23,895         18,477      $  663,003     $  376,230
 Executive Vice President
Robert G. Miller .................         0            0        9,960         19,738      $  247,827     $  407,703
 Executive Vice President


----------------
(1) Based on a year-end value of $36.00 per share, less the exercise price.


Director Compensation

     Directors who are employees of Iron Mountain do not receive additional compensation for serving as Directors. Each Director who is not an employee of Iron Mountain receives an annual retainer fee of $10,000 as compensation for his or her services as a member of the Iron Mountain Board and is also paid $2,500 per quarter (to a maximum of $10,000 per year) for attendance at meetings (the "Director's Compensation"). Director's Compensation is prorated for Directors who join the Company during the year. All Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacities as Directors. Directors may be granted options, either in lieu of or in addition to the Director's Compensation, under the Iron Mountain Incorporated 1995 Stock Incentive Plan (the "Stock Incentive Plan").

     The Company paid a total of $54,298 in cash for Directors fees in respect of services for 1997. In addition, in lieu of cash, Messrs. Boden and Little each received 370 shares of Common Stock in payment of fees for the period January 1, 1997 through June 30, 1997 pursuant to the Iron Mountain Incorporated 1996 Stock Plan for Non-Employee Directors, which was terminated effective June 30, 1997. Pursuant to that plan, Messrs. Boden and Little had made irrevocable elections to receive their Director's Compensation in the form of Common Stock equivalent to 110% of the Director's Compensation otherwise due to be paid in cash. Messrs. Boden and Little received their Director's Compensation for the period July 1, 1997 through December 31, 1997 in cash. The other non-employee Directors received all of their Director's Compensation in cash.

Change of Control Arrangement

     The Stock Incentive Plan provides for acceleration of the vesting of options and stock appreciation rights ("SARs") if the Company or any wholly owned subsidiary of the Company is a party to a merger or consolidation (whether or not the Company is the surviving corporation) in any transaction or series of related transactions and there is a "Limited Change of Control" of the Company. A Limited Change of Control occurs if after the merger or consolidation (a) individuals who immediately prior to the merger or consolidation served as members of the Iron Mountain Board no longer constitute a majority of the Iron Mountain Board or the board of directors of the surviving corporation and (b) the voting securities of the Company outstanding immediately prior to the merger or consolidation do not represent (either by remaining outstanding or upon conversion into securities of the surviving corporation) more than 50% of the voting power of the securities of the Company or the surviving corporation immediately after the merger or consolidation. In addition, if the Company is not the surviving corporation, a holder of options or SARs is entitled to receive upon exercise of his or her options or SARs the number and class of shares of stock or other securities and any other consideration of the surviving or resulting corporation that the optionee or holder of SARs would have been entitled to receive pursuant to the merger or consolidation had the optionee or holder of SARs held the shares of Common Stock subject to the option or SAR.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Iron Mountain Board consists of Mr. Little, who is the Chairman, and Messrs. Boden and Ryan. Messrs. Reese and Doggett are executive officers and Directors of Schooner. Mr. Ryan is the Chairman of the Board and principal stockholder of Schooner.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each Director, (iii) the Named Executive Officers and
(iv) all executive officers and Directors of the Company as a group. Such information is presented as of March 1, 1998.


                                                      Amount of Beneficial
                                                          Ownership(1)
                                                   --------------------------
Name                                                  Shares    Percent Owned
-------------------------------------------------- ----------- --------------
   Directors and Executive Officers
   C. Richard Reese(2) ...........................  1,127,503        7.5%
   David S. Wendell(3) ...........................    119,916          *
   John F. Kenny, Jr.(4) .........................     54,539          *
   Eugene B. Doggett .............................    100,000          *
   Robert G. Miller(5) ...........................     14,974          *
   Robert P. Swift(6) ............................     28,514          *
   Constantin R. Boden ...........................     20,880          *
   Arthur D. Little(7) ...........................     26,265          *
   Vincent J. Ryan(8) ............................  3,445,750       23.1%
   B. Thomas Golisano(9) .........................  1,013,785        6.8%
   Kent P. Dauten(10) ............................    964,449        6.5%
   Clarke H. Bailey(11) ..........................    503,939        3.4%
   All Directors and executive
    officers as a group (17 persons)(12) .........  6,796,429       44.5%
   Five Percent Stockholders
   Schooner Capital Corporation(13) ..............  1,909,384       12.8%
   William Blair & Company, L.L.C.(14) ...........  1,002,329        6.7%

----------------
* Less than 1%

 (1) Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Mr. Reese is a Director and Chairman of the Board and Chief Executive Officer of Iron Mountain. Includes 14,530 shares of Common Stock held by trusts for the benefit of Mr. Reese's children, as to which Mr. Reese disclaims beneficial ownership. Also includes 668,166 shares of Common Stock as to which Mr. Reese shares beneficial ownership with Schooner as a result of a 1988 deferred compensation arrangement, as amended, between Schooner and Mr. Reese relating to Mr. Reese's former services as President of Schooner. Pursuant to such arrangement, upon the earlier to occur of (i) Schooner's sale or exchange of substantially all of the shares of Common Stock held by Schooner or (ii) the cessation of Mr. Reese's employment with Iron Mountain, Schooner is required to transfer such shares of Common Stock to Mr. Reese or remit to Mr. Reese cash in an amount equal to the then current fair value of such shares of Common Stock. Schooner has agreed to vote the shares of Common Stock subject to such arrangement at the direction of Mr. Reese.

 (3) Mr. Wendell is a Director and President and Chief Operating Officer of Iron Mountain. Includes 116,061 shares that Mr. Wendell has the right to acquire pursuant to currently exercisable options.

 (4) Mr. Kenny is an Executive Vice President and Chief Financial Officer of Iron Mountain. Includes 46,929 shares that Mr. Kenny has the right to acquire pursuant to currently exercisable options.

 (5) Mr. Miller is an Executive Vice President of Iron Mountain. Consists solely of shares that Mr. Miller has the right to acquire pursuant to currently exercisable options.

 (6) Mr. Swift is an Executive Vice President of Iron Mountain. Consists solely of shares that Mr. Swift has the right to acquire pursuant to currently exercisable options.

 (7) Mr. Little is a Director of Iron Mountain. Includes 25,000 shares held by The Little Family Trust, as to which Mr. Little disclaims beneficial ownership.

 (8) Mr. Ryan is a Director of Iron Mountain. Mr. Ryan holds 1,536,366 shares of Common Stock. The remaining shares of Common Stock listed as being beneficially owned by Mr. Ryan are held by Schooner, as to which Mr. Ryan has sole voting power and investment power as the Chairman of the Board and principal stockholder of Schooner. See footnote (13) regarding shares held by Schooner.

(9) Mr. Golisano is a Director of Iron Mountain. Includes 3,618 shares that Mr. Golisano has the right to acquire pursuant to currently exercisable options. Also includes 82,081 shares of Common Stock held in escrow pursuant to the terms of the Safesite merger.

(10) Mr. Dauten is a Director of Iron Mountain. Includes 87,905 shares of Common Stock held in escrow pursuant to the terms of the Record Masters Merger. Also includes 24,599 shares of Common Stock held in escrow by Mr. Dauten as agent for the other former Record Masters stockholders. In addition, includes approximately 365 shares of Common Stock, as to which Mr. Dauten has shared voting power and investment power as a partner of Madison Dearborn Partners IV, which has a limited partnership interest in GKH Investments, L.P., a stockholder of the Company.

(11) Mr. Bailey is a Director of Iron Mountain. Includes 86,093 shares that Mr. Bailey has the right to acquire pursuant to currently exercisable options. Also includes 386,164 shares of Common Stock beneficially owned by Hudson, of which Mr. Bailey is Co-Chairman of the Board of Directors and a member. Hudson has sole voting and investment power with respect to such shares. By virtue of Mr. Bailey's relationship to Hudson, Mr. Bailey may be deemed to share voting and investment power over such shares and to be the beneficial owner of such shares held by Hudson. Mr. Bailey disclaims beneficial ownership of all such shares held by Hudson.

(12) Includes 334,830 shares that directors and executive officers have the right to acquire pursuant to currently exercisable options.

(13) Mr. Ryan is the Chairman of the Board and the principal stockholder of Schooner and, accordingly has sole voting and investment power with respect to the shares of Common Stock held by Schooner. Includes 668,166 shares of Common Stock as to which Schooner shares beneficial ownership with Mr. Reese as described in footnote (2). Schooner has agreed to vote the shares of Common Stock subject to such arrangements at the direction of Mr. Reese. The address of Schooner Capital Corporation is 745 Atlantic Avenue, Boston, Massachusetts 02111.

(14) Includes 575,704 shares of Common Stock over which William Blair & Company, L.L.C. has sole investment power, but over which customers of William Blair & Company, L.L.C. have sole voting power. The address of William Blair & Company, L.L.C. is 222 West Adams Street, Chicago, Illinois 60606.

Item 13. Certain Relationships and Related Transactions.

Real Estate Transactions

     Iron Mountain Records Management, Inc. ("IMRM"), a subsidiary of the Company, is the tenant under a lease dated January 1, 1991 for a 31,500 square-foot building in Houston, Texas. The owner of the building is IM Houston
(CR) Limited Partnership, a Texas limited partnership, of which Mountain Realty, Inc., a Massachusetts corporation whose sole stockholder is Mr. Ryan, is the sole general partner, and the limited partners of which are Messrs. Ryan, Reese and Doggett. The term of the lease expires December 31, 2000, with two five-year extension options exercisable by IMRM. IMRM paid annual rent of approximately $99,326 for the year ended December 31, 1997, and currently pays annual rent of approximately $99,326 subject to adjustment in 1999 (and in the option periods if the term is extended) based upon percentage changes in the consumer price index, with a floor of 3% and a ceiling of 5%, compounded annually. As tenant, IMRM is responsible for taxes, insurance and maintenance. The space is used by IMRM as a records management facility. The lease is, in the opinion of management, on commercially reasonable terms, no less favorable to IMRM than could have been obtained from an unaffiliated party at the time of the transaction.

     Schooner leases space from the Company at the Company's corporate headquarters. Such lease is a tenancy-at-will and may be terminated by either the Company or Schooner at any time. As consideration for such lease, Schooner pays rent to the Company based on its pro rata share of all expenses related to the use and occupancy of the premises. The rent paid by Schooner to Iron Mountain under such lease was approximately $85,428 in the year ended December 31, 1997, and Schooner currently pays annual rent of approximately $85,428.

Other Transactions

     The Company paid compensation of approximately $165,695 for the year ended December 31, 1997 to Mr. T. Anthony Ryan. Mr. Ryan is Vice President, Real Estate, of the Company and is the brother of Mr. Vincent J. Ryan, a Director of the Company. The Company believes that the terms of Mr. Ryan's employment are no less favorable to it than would be negotiable with an unrelated third party.


     In November 1997, the Company entered into a management advisory agreement with Keystone Capital, Inc., of which Kent P. Dauten, a Director of the Company, is president. Keystone Capital, Inc. receives fees of approximately $20,000 per month under such agreement, relating to consulting with respect to medical records management services. The Company believes that the terms of the management advisory agreement are no less favorable to it than would be negotiable with an unrelated third party.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedule filed as part of this report:

     As listed in the Index to Financial Statements and Financial Statement Schedule on page 31 hereof.

(a)(3) Exhibits filed as part of this report:

     As listed in the Exhibit Index following the signature page hereof.

(b)  Reports on Form 8-K.

   On October 1, 1997, the Company filed a current report on Form 8-K under
   Item 5 pertaining to the Company's entrance into definitive agreements to acquire each of Record Masters and Arcus Group, the Company's amendment of the Credit Agreement expanding the commitments thereunder, and Iron Mountain's intention to raise additional debt financing through an institutional private placement of senior subordinated notes. No financial statements were filed therewith.

   On October 16, 1997, the Company filed a current report on Form 8-K under
   Item 2 pertaining to the consummation of the acquisitions of each of Allegiance Business Archives, Ltd. ("Allegiance"), Records Retention/FileSafe, L.P. ("FileSafe") and Safesite by wholly owned subsidiaries of the Company. On November 11, 1997, the Company filed a current report on Form 8-K/A amending and restating its Form 8-K filed on October 16, 1997, adding financial statements and certain pro forma information with respect to Allegiance, FileSafe and Safesite and describing the acquisition of Record Masters by a wholly owned subsidiary of the Company.

   On October 30, 1997, the Company filed a current report on Form 8-K under
   Item 5 pertaining to the consummation of a private placement to qualified institutional buyers of $250,000,000 of the 1997 Notes. Such Form 8-K included certain additional information, including information relating to the Company's risk factors, pro forma condensed consolidated financial information, management's discussion and analysis of financial condition and results of operations, selected consolidated financial data and operating information, business generally, management and principal stockholders. Financial statements were filed with respect to the completed acquisitions of Security Archives of Minnesota, Wellington Financial Services, Inc., Concorde Group, Inc. and Neil Tucker Trust, Data Securities International, Inc., FileSafe and Allegiance and with respect to the then pending acquisitions of Record Masters, Arcus and Arcus Group.

   On November 25, 1997, the Company filed a current report on Form 8-K under
   Item 7 pertaining to additional financial statements with respect to the completed acquisitions of Allegiance, FileSafe and Record Masters and pending acquisition of Arcus Group.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRON MOUNTAIN INCORPORATED



                                          By: /s/ C. Richard Reese
                                              ----------------------------------

                                              C. Richard Reese, Chairman of the
                                              Board and Chief Executive Officer


Dated: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                     Date
---------------------------   ------------------------------   ---------------
/s/ C. Richard Reese          Chairman of the Board            March 27, 1998
-------------------------     and Chief Executive Officer
C. Richard Reese


/s/ David S. Wendell          President, Chief Operating       March 27, 1998
-------------------------     Officer and Director
David S. Wendell


/s/ John F. Kenny, Jr.        Executive Vice President and     March 27, 1998
-------------------------     Chief Financial Officer
John F. Kenny, Jr.


/s/ Eugene B. Doggett         Executive Vice President         March 27, 1998
-------------------------     and Director
Eugene B. Doggett


/s/ Jean A. Bua               Vice President and Corporate     March 27, 1998
-------------------------     Controller (principal
Jean A. Bua                   accounting officer)


/s/ Constantin R. Boden       Director                         March 27, 1998
-------------------------
Constantin R. Boden


/s/ Arthur D. Little          Director                         March 27, 1998
-------------------------
Arthur D. Little


/s/ Vincent J. Ryan           Director                         March 27, 1998
-------------------------
Vincent J. Ryan


/s/ B. Thomas Golisano        Director                         March 27, 1998
-------------------------
B. Thomas Golisano


/s/ Kent P. Dauten            Director                         March 27, 1998
-------------------------
Kent P. Dauten


/s/ Clarke H. Bailey          Director                         March 27, 1998
-------------------------
Clarke H. Bailey

                               INDEX TO EXHIBITS


     Exhibits indicated below are incorporated by reference to documents of the Company on file with the Commission. Exhibit numbers in parentheses refer to the Exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this Index). All other exhibits are filed herewith. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.



 Exhibit No.                                      Item                                           Exhibit
-------------   -----------------------------------------------------------------------   --------------------
  2.1           Agreement and Plan of Merger, dated as of September 26, 1997, by               (2.2)(7)
                and among Iron Mountain, Arcus Group, United Acquisition
                Company and Arcus (collectively, the "Arcus Parties")
 2.1A           Amendment No. 1 to Agreement and Plan of Merger, dated as of                   (2.1A)(9)
                November 25, 1997, by and among Iron Mountain and each of the
                Arcus Parties
  2.2           Agreement and Plan of Merger, dated as of February 19, 1997, by                 (2)(3)
                and among Iron Mountain, IM-1 Acquisition Corp. and Safesite
                Records Management Corporation
  2.3           Amendment No. 1 to Agreement and Plan of Merger, dated as of                   (2A)(5)
                April 1, 1997, by and among Iron Mountain, IM-1 Acquisition Corp.
                and Safesite Records Management Corporation
  2.4           Amendment No. 2 to Agreement and Plan of Merger, dated as of                   (2B)(5)
                May 7, 1997, by and among Iron Mountain, IM-1 Acquisition Corp.
                and Safesite Records Management Corporation
  2.5           Agreement and Plan of Merger, dated as of August 25, 1997, by                  (2.3)(7)
                and among Iron Mountain, DSI Acquisition Corporation and Data
                Securities International, Inc.
  2.6           Agreement and Plan of Merger, dated as of September 17, 1997,                  (2.2)(8)
                by and among Iron Mountain, IM-3 Acquisition Corp. and
                HIMSCORP, Inc.
  2.7           Agreement and Plan of Merger, dated as of February 24, 1998, by             Filed herewith
                and among Iron Mountain, IM-3 Acquisition Corp. and InterMation,            as Exhibit 2.7
                Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
  3.1           Amended and Restated Certificate of Incorporation of Iron Mountain,            (3.1)(10)
                as amended
  3.2           Amended and Restated By-Laws of Iron Mountain, as amended                     (3.2)(10)
 10.1           Second Amended and Restated Credit Agreement, dated as of                      (10.1)(7)
                September 26, 1997, among Iron Mountain, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent
 10.2           Indenture for 101/8% Senior Subordinated Notes due 2006 by and                 (10.3)(3)
                among Iron Mountain, certain of its subsidiaries and First National
                Association, as trustee, dated October 1, 1996
 10.3           Indenture of 83/4% Senior Subordinated Notes due 2009 by and                    (4.1)(6)
                among Iron Mountain, certain of its subsidiaries and The Bank of
                New York, as trustee, dated October 24, 1997
 10.4A          Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended#              (10.1)(4)
 10.4B          Iron Mountain/UAC 1995 Stock Option Plan#                                      (10.1)(11)
 10.4C          Iron Mountain/ATSI 1995 Stock Option Plan#                                     (10.2)(11)
 10.5           Record Center Storage Services Agreement between IMRM and                      (10.18)(1)
                Resolution Trust Corporation, dated July 31, 1992, as renewed by letter agreement effective July 27, 1997 between Iron Mountain and the Federal Deposit Insurance Corporation

 Exhibit No.                                   Item                                       Exhibit
-------------   ------------------------------------------------------------------   ----------------
 10.6           Lease between IMRM and IM Houston (CR) Limited Partnership,             (10.19)(1)
                dated January 1, 1991
 10.7           Asset Purchase and Sale Agreement, dated July 11, 1996, among           (10.20)(2)
                IMRM, The Fortress Corporation and certain subsidiaries
 10.8           Asset Purchase Agreement, dated as of September 6, 1996, among          (10.23)(2)
                IMRM, Mohawk Business Record Storage, Inc., Michael M. Rabin,
                Richard K. Rabin, Herman Ladin and Sidney Ladin
 10.9           Amended and Restated Registration Rights Agreement between Iron          (10.2)(4)
                Mountain and certain Stockholders, dated as of June 21, 1997
 10.10          Joinder to Registration Rights Agreement, dated as of October 31,       (10.12)(9)
                1997, by and between Iron Mountain and Kent P. Dauten
 10.11          Stockholders' Agreement, dated September 17, 1997, by and               (10.13)(10)
                between Iron Mountain and Kent P. Dauten
 10.12          Stockholders' Agreement, dated as of February 19, 1997 by and           (10.20)(3)
                between Iron Mountain and certain stockholders of Safesite Records
                Management Corporation
 10.13          Asset Purchase and Sale Agreement, dated March 12, 1997, by and         (10.22)(5)
                among IMRM, Chicago Data Destruction Corporation, and John
                Mengel and John S. Mengel
 10.14          Asset Purchase and Sale Agreement, dated as of August 20, 1997,          (10.2)(7)
                by and between IMRM and Records Retention/FileSafe, L.P.
 10.15          Stockholders' Agreement, dated as of September 26, 1977, by and         (10.16)(9)
                among Iron Mountain and certain stockholders of the Arcus Parties
   12           Schedule of computation of ratio of earnings to fixed charges              (12)(11)
   21           Subsidiaries of Iron Mountain                                          Filed herewith
                                                                                        as Exhibit 21
   23           Consent of Arthur Andersen LLP                                         Filed herewith
                                                                                        as Exhibit 23
   27.1         Financial Data Schedule - December 31, 1997                                (27)(11)
   27.2         Financial Data Schedule - Restated March 31, 1997, June 30, 1997       Filed herewith
                and September 30, 1997.                                                as Exhibit 27.2
   27.3         Financial Data Schedule - Restated June 30, 1996, September 30, 1996   Filed herewith
                and December 31, 1996.                                                 as Exhibit 27.3



----------------

(1) Filed as an Exhibit to Iron Mountain's Registration Statement No. 33-99950 filed with the Commission on December 1, 1995.

(2) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-10359 filed with the Commission on August 16, 1996.

(3) Filed as an Exhibit to Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission, File No. 0-27584.

(4) Filed as an Exhibit to Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission, File No. 0-27584.

(5) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-24635 filed with the Commission on April 4, 1997, as amended on May 7, 1997 and May 13, 1997.

(6) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K dated October 30, 1997, filed with the Commission, File No. 0-27584.

(7) Filed as an Exhibit to Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission, File No. 0-27584.

(8) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K/A dated November 10, 1997, filed with the Commission, File No. 0-27584.

(9) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-41045 filed with the Commission on November 26, 1997.

(10) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-44185 filed with the Commission on January 13, 1998.

(11) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.