Form 10-Q
period 1998-03-31
IRON MOUNTAIN INC /DE
filed 1998-05-15
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                                       or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

             For the Transition Period from __________ to __________

                         Commission file number 0-27584

                           IRON MOUNTAIN INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                              04-3107342
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                      745 Atlantic Avenue, Boston, MA 02111
          (Address of Principal Executive Offices, Including Zip Code)

                                 (617) 357-4455
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

As of May 8, 1998, there were 19,432,725 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1998 and
             December 31, 1997 (Unaudited)                                                         3

          Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 1998 and 1997 (Unaudited)                                                   4

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 1998 and 1997 (Unaudited)                                                   5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                       6-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                        10-13


PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders                                      14

Item 5-  Other Information                                                                        15

Item 6 - Exhibits and Reports on Form 8-K                                                         15

          Signature                                                                               16

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     March 31,              December 31,
                                                                                       1998                    1997
                                                                                 -------------------     -------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                                                      $      2,312             $     24,510
   Accounts Receivable (less allowances of $2,738
         and $1,929 respectively)                                                       64,658                   40,545
   Receivable from Insurance Company                                                     5,891                    5,410
   Deferred Income Taxes                                                                 9,879                    5,896
   Prepaid Expenses and Other                                                            6,391                    5,566
                                                                                  ------------             ------------
         Total Current Assets                                                           89,131                   81,927

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment                                                       274,251                  245,174
   Less: Accumulated Depreciation                                                      (67,184)                 (61,276)
                                                                                  ------------             -------------
         Property, Plant and Equipment, net                                            207,067                  183,898

OTHER ASSETS:
   Goodwill, net                                                                       480,095                  340,852
   Customer Acquisition Costs, net                                                       7,935                    7,319
   Deferred Financing Costs, net                                                        14,315                   14,429
   Other                                                                                 7,475                    8,361
                                                                                  ------------             ------------
         Total Other Assets                                                            509,820                  370,961
                                                                                  ------------             ------------

         Total Assets                                                              $   806,018             $    636,786
                                                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-term Debt                                               $       956             $        520
   Note Payable                                                                             --                    3,000
   Accounts Payable                                                                     12,231                   11,022
   Accrued Expenses                                                                     38,153                   28,131
   Deferred Income                                                                      18,919                   11,931
   Other                                                                                   898                    1,149
                                                                                  ------------             ------------
         Total Current Liabilities                                                      71,157                   55,753

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 522,198                  424,498
OTHER LONG-TERM LIABILITIES                                                              5,319                    5,336
DEFERRED RENT                                                                            8,571                    8,202
DEFERRED INCOME TAXES                                                                    5,224                    5,264


STOCKHOLDERS' EQUITY:
   Common Stock                                                                            150                      135
   Additional Paid-in Capital                                                          208,086                  151,971
   Accumulated Deficit                                                                 (14,687)                 (14,373)
                                                                                  -------------            -------------
         Total Stockholders' Equity                                                    193,549                  137,733
                                                                                  -------------            -------------

         Total Liabilities and Stockholders' Equity                                $   806,018             $    636,786
                                                                                  =============            =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,

                                                                             ----------------------------------------
                                                                                      1998                 1997
                                                                             ------------------     -----------------
REVENUES:
   Storage                                                                      $    52,948            $   25,823
   Service and Storage Material Sales                                                46,536                16,331
                                                                                -----------            ----------

         Total Revenues                                                              99,484                42,154

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                            52,610                21,764
   Selling, General and Administrative                                               24,418                10,207
   Depreciation and Amortization                                                     11,264                 5,722
                                                                                -----------            ----------

         Total Operating Expenses                                                    88,292                37,693
                                                                                -----------            ----------

OPERATING INCOME                                                                     11,192                 4,461

INTEREST EXPENSE                                                                     12,332                 5,140
                                                                                -----------            ----------

         Loss Before Credit for Income Taxes
                                                                                     (1,140)                 (679)

CREDIT FOR INCOME TAXES
                                                                                       (826)                 (163)
                                                                                -----------             ----------

         Net Loss                                                               $      (314)           $     (516)
                                                                                ===========             ==========

NET LOSS PER COMMON SHARE- BASIC AND DILUTED                                    $     (0.02)           $    (0.05)
                                                                                ===========             ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           14,846                10,137
                                                                                ===========            ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                  -----------------------------------------
                                                                                        1998                   1997
                                                                                  -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                        $      (314)           $     (516)
    Adjustments to Reconcile Net Loss to Cash
    Flows Provided by Operating Activities:
       Depreciation and Amortization                                                     11,264                 5,722
       Amortization of Deferred Financing Costs                                             450                   223
       Provision for Doubtful Accounts                                                      445                    62
       Deferred Income Taxes                                                             (1,005)                 (152)
    Changes in Assets and Liabilities (Exclusive of Acquisitions):
       Accounts Receivable                                                               (6,110)               (1,401)
       Receivable from Insurance Company                                                   (481)                   --
       Prepaid Expenses and Other Current Assets                                            587                  (989)
       Other Assets                                                                       1,341                   224
       Accounts Payable                                                                  (2,848)                 (570)
       Accrued Expenses                                                                   2,422                 2,767
       Deferred Income                                                                    3,016                    34
       Other Current Liabilities                                                           (251)                  143
       Deferred Rent                                                                        369                   487
       Other Long-term Liabilities                                                          (33)                 (623)
                                                                                   -------------           -----------
             Cash Flows Provided by Operating Activities                                  8,852                 5,411

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                                                (10,217)               (5,426)
    Additions to Customer Acquisition Costs                                                (778)                 (214)
    Cash Paid for Acquisitions                                                         (112,522)              (18,016)
                                                                                   -------------           -----------
             Cash Flows Used in Investing Activities                                   (123,517)              (23,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Debt                                                                    (9,465)                 (742)
    Net Proceeds from Borrowings                                                        101,700                17,400
    Debt Financing Costs                                                                   (336)                 (165)
    Proceeds from Exercise of Stock Options                                                 876                    66
    Stock Issuance Costs                                                                   (308)                   --
                                                                                   -------------           -----------
             Cash Flows Provided by Financing Activities                                 92,467                16,559
                                                                                   -------------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (22,198)               (1,686)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           24,510                 3,453
                                                                                   -------------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     2,312            $    1,767
                                                                                   =============           ===========

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

The condensed consolidated balance sheet presented as of December 31, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2)    ACQUISITIONS

During the three months ended March 31, 1998, the Company purchased substantially all of the assets, and assumed certain liabilities, of four records management businesses and, through a merger, acquired all of the outstanding capital stock of Arcus Group, Inc. ("Arcus"), a leading provider of off-site data security and a provider of information technology staffing services (collectively, the "1998 Acquisitions"). Each of the 1998 Acquisitions and all 18 of the records management businesses acquired during 1997 (the "1997 Acquisitions"), were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1998 and 1997 acquisitions, related real estate was also purchased. The aggregate purchase price for the 1998 Acquisitions exceeded the underlying fair value of the net assets acquired by $143,788 which has been assigned to goodwill and is being amortized over 25 to 30 years. The purchase price allocations are preliminary and subject to adjustment. To finance the 1998 Acquisitions, the Company issued 1,438 shares of its Common Stock, par value $.01 per share (the "Common Stock"), issued options to purchase approximately 600 shares of Common Stock and paid $112,522 in cash. The cash portion of the purchase price was funded with a portion of the net proceeds from the sale of the 1997 Notes, as defined herein, and borrowings under the Company's revolving credit facility.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (continued)


A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 1998 acquisitions, as of the acquisition dates, is as follows:

        Cash Paid                                                 $112,522
        Fair Value of Common Stock Issued                           39,398
        Fair Value of Options Issued                                15,654
                                                                  --------
                 Total Consideration                               167,574
                                                                  --------

        Fair Value of  Assets Acquired During 1998                  42,826
        Liabilities Assumed                                        (19,040)
                                                                  --------
                 Fair Value of Net Assets                           23,786
                                                                  --------
        Acquired

        Recorded Goodwill                                         $143,788
                                                                  =========


The following unaudited pro forma combined information shows the results of the Company's operations for the three months ended March 31, 1998 and the year ended December 31, 1997 as though each of the 1998 and 1997 acquisitions had occurred as of the beginning of the respective period:

                                                Three Months              Year
                                                   Ended                 Ended
                                                  March 31,            December 31,
                                                    1998                  1997
                                             ------------------    ---------------------

     Revenues                                   $ 99,660              $ 365,762

     Net Loss                                       (325)                (5,538)

     Net Loss Per Share- Basic and Diluted         (0.02)                 (0.30)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of each period or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses. Certain 1997 Acquisitions, representing annual revenues of approximately $2,800, were not included in the pro forma results, as their effect was immaterial.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (continued)

(3)    LONG-TERM DEBT

Long-term debt consists of the following:

                                                                              March 31,              December 31,
                                                                                1998                     1997
                                                                            --------------          --------------

      8-3/4% Senior Subordinated Notes (the "1997 Notes")                    $  249,535                $  249,525
      10-1/8% Senior Subordinated Notes (the "1996 Notes")                      165,000                   165,000
      Revolving Credit Facility                                                  94,600                        --
      Real Estate Mortgages                                                      10,217                    10,312
      Other                                                                       3,802                       181
                                                                             ----------                ----------
               Total Long-term Debt                                             523,154                   425,018

      Less: Current Portion                                                        (956)                     (520)
                                                                             ----------                ----------
               Long-term Debt, Net of Current Portion                        $  522,198                $  424,498
                                                                             ==========                ==========

The 1996 and 1997 Notes are fully and unconditionally guaranteed, on a joint and several basis, on a senior subordinated basis, by all of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company, substantially all of the assets of which are the Subsidiary Guarantors, and substantially all of the operations of which are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liablities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

(4)    EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the quarters ended March 31, 1998 and 1997, 1,587 and 777 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(5)    ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new standard establishes new guidelines regarding the disclosure requirements for business segments. The Company is required to adopt the new standard in its 1998 year-end financial statements.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands except Per Share Data)
                                   (Unaudited)

                                   (continued)

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SOP 98-1 prospectively beginning January 1, 1999. Simultaneously, the Company is also reviewing the estimated useful lives of its software for internal use and may revise its lives in connection with the adoption of SOP 98-1.

(6)    SUBSEQUENT EVENTS

On April 3, 1998 the Company issued and sold an aggregate of 4,025 shares (including 525 shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price to the public of $34.75 per share. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of InterMation, Inc. ("InterMation") and for general corporate purposes.

On April 6, 1998, the Company acquired InterMation. The Company paid aggregate consideration equal to $27.3 million, including approximately 326 shares of Common Stock valued at $12.0 million, and the balance in cash and the assumption of debt. InterMation is believed to be the leading provider of records management services in the states of Oregon and Washington.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 1998 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 1998 included herein, and the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

Overview

On January 6, 1998, the Company completed the acquisition of Arcus, the Company's largest acquisition to date, for total consideration of $153.8 million. The purchase price included approximately 1.4 million shares of the Company's Common Stock with a fair value of $39.4 million, options to purchase approximately 0.6 million shares of its Common Stock, valued at $15.7 million, and the balance in cash and assumed debt. Management believes that Arcus is the largest off-site data security services provider in the United States.

Arcus's data security services consist primarily of storage and off-site rotation of back-up copies of magnetic media, as well as disaster recovery support and testing, media library moves and product sales. In addition, Arcus places information technology professionals with customers on either a permanent, temporary or contract basis through its information technology staffing business ("IT Staffing"). Arcus's revenues for the year ended December 31, 1997 totaled $95.3 million, of which, $35.0 million was generated by its IT Staffing business. For the first quarter of 1998, Arcus reported total revenues of $26.5 million, including $10.4 million from its IT Staffing business. All of the revenues from the IT Staffing business are included in service and storage material sales within the accompanying consolidated statements of operations.

During the first quarter of 1998, the Company acquired four additional records management businesses for total consideration of $12.8 million. These four acquisitions reported $6.1 million in revenues for the year ended December 31, 1997. The first quarter of 1998 was also the first quarter to fully reflect the operations of HIMSCORP, Inc. (doing business under the name Record Masters), which the Company acquired on November 1, 1997. During the first quarter of 1998, Record Masters generated $8.3 million in total revenues.

As a result of these first quarter acquisitions, Iron Mountain commenced operations in six new markets (including the United Kingdom) and bolstered its presence in twenty-two existing markets. As of March 31, 1998, the Company operated 223 records centers in 53 markets nationwide and one in the United Kingdom. The Company serves more than 50,000 customer accounts, including more than half of the Fortune 500 Companies.

The Company's consolidated revenues increased $57.3 million, or 136.0%, to $99.5 million for the first quarter of 1998 from $42.2 million for the first quarter of 1997. Consolidated revenues for the first quarter of 1998 included $89.1 million attributable to the Company's records and information management services ("RIMS") business while the remaining $10.4 million was generated by the Company's newly acquired IT Staffing business. Internal revenue growth, adjusted for the effect of the South Brunswick Township, New Jersey fires in March 1997, was 13.3%.


Results of Operations

Consolidated storage revenues increased $27.1 million, or 105.0%, to $52.9 million for the first quarter of 1998, from $25.8 million for the first quarter of 1997. Internal storage revenue growth, on an adjusted basis, was 11.6%. The internal storage revenue growth resulted primarily from net increases in records and other

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


media stored by existing customers and from sales to new customers.
The RIMS business accounted for all $52.9 million and $25.8 million of storage revenues for the first quarter of 1998 and 1997, respectively.

Consolidated service and storage material sales revenues increased $30.2 million, or 185.0%, to $46.5 for the first quarter of 1998 from $16.3 million for the first quarter of 1997. Internal service and storage material sales revenue growth, on an adjusted basis, was 16.1%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Included within the $30.2 million increase is $10.4 million attributable to the IT Staffing business, a new business entered into by the Company as a result of the acquisition of Arcus. Service and storage material sales revenues for the Company's RIMS business increased $19.8 million, or 121.5%, to $36.1 million. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the first quarter of 1998 over the same period in 1997, is primarily attributable to certain acquisitions that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total consolidated revenues increased $57.3 million, or 136.0%, to $99.5 million for the first quarter of 1998 from $42.2 million for the same period last year. Total revenues for the RIMS business increased $46.9 million, or 111.3%, to $89.1 million for the first quarter of 1998 from $42.2 million for the first quarter of 1997. Internal revenue growth, on an adjusted basis, was 13.3%.

Consolidated cost of sales (excluding depreciation) increased $30.8 million, or 141.7%, to $52.6 million (52.9% of consolidated revenues) for the first quarter of 1998 from $21.8 million (51.6% of consolidated revenues) for the first quarter of 1997. The dollar increase was primarily attributable to the increase in records and other media stored, expenses related to certain facility relocations and costs associated with the Company's new IT Staffing business. The increase as a percentage of consolidated revenues was primarily attributable to the IT Staffing business having a lower gross margin than the rest of the Company. Cost of sales (excluding depreciation) for the Company's RIMS business increased $23.1 million, or 106.4%, to $44.9 million (50.4% of RIMS revenues) for the first quarter of 1998 from $21.8 million (51.6% of RIMS revenues) for the same period last year. The decrease as a percentage of revenues was primarily attributable to the acquisition of a software escrow business, acquired in the third quarter of 1997, having a higher gross margin than the rest of the Company. The IT Staffing business reported cost of sales (excluding depreciation) of $7.7 million (73.8% of IT Staffing revenues).

Consolidated selling, general and administrative expenses increased $14.2 million, or 139.2%, to $24.4 million (24.5% of consolidated revenues) for the first quarter of 1998 from $10.2 million (24.2% of consolidated revenues) for the first quarter of 1997. The dollar increase was primarily attributable to:
(i) the addition of overhead attributable to the Arcus acquisition; (ii) additional salespeople, primarily related to the acquisitions of Arcus and Safesite Records Management Corporation and the decision by the Company to significantly increase its selling resources; and (iii) increased personnel, office and overhead costs to support the Company's growth. Selling, general and administrative expenses for the RIMS business increased $12.2 million, or 119.1%, to $22.4 million (25.1% of RIMS revenues) for the first quarter of 1998 from $10.2 million (24.2% of RIMS revenues) for the first quarter of 1997. The IT Staffing business reported selling, general and administrative expenses of $2.0 million (19.7% of IT Staffing revenues).

Consolidated depreciation and amortization expense increased $5.5 million, or 96.9%, to $11.2 million (11.3% of consolidated revenues) for the first quarter of 1998 from $5.7 million (13.6% of consolidated revenues) for the first quarter of 1997. The dollar increase was primarily attributable to the additional

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


depreciation and amortization expense related to the aforementioned acquisitions, and capital expenditures including racking systems, information Depreciation and amortization expense for the RIMS business increased $5.3 million, or 93.3%, to $11.0 million (12.4% of RIMS revenues) for the first quarter of 1998 from $5.7 million (13.6% of RIMS revenues) for the first quarter of 1997. The IT Staffing business reported depreciation and amortization expenses of $0.2 million (2.0% of IT Staffing revenues).

As a result of the foregoing factors, consolidated operating income increased $6.7 million, or 150.9%, to $11.2 million (11.3% of consolidated revenues) for the first quarter of 1998 from $4.5 million (10.6% of consolidated revenues) for the first quarter of 1997.


Consolidated interest expense increased $7.2 million, or 139.9%, to $12.3 million for the first quarter of 1998 from $5.1 million for the first quarter of 1997. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the first quarter of 1998 compared to the same period in 1997.

As a result of the foregoing factors, consolidated loss before credit for income taxes increased $0.4 million to a loss of $1.1 million (1.1% of consolidated revenues) for the first quarter of 1998 from a loss of $0.7 million (1.6% of consolidated revenues) for the first quarter of 1997. Credit for income taxes was $0.8 million for the first quarter of 1998 compared to $0.2 million for the first quarter of 1997. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1998 Acquisitions, the Company recorded approximately $133.7 million in nondeductible goodwill.

Consolidated net loss decreased $0.2 million to a net loss of $0.3 million (0.3% of consolidated revenues) for the first quarter of 1998 from a consolidated net loss of $0.5 million (1.2% of consolidate revenues) for the first quarter of 1997.

As a result of the foregoing factors, consolidated earnings before interest, taxes, depreciation, amortization and extraordinary charges ("EBITDA") increased $12.3 million, or 120.5%, to $22.5 million (22.6% of consolidated revenues) for the first quarter of 1998 from $10.2 million (24.2% of consolidated revenues) for the first quarter of 1997. EBITDA for the RIMS business increased $11.6 million, or 113.9%, to $21.8 million (24.5% of RIMS revenues) for the first quarter of 1998 from $10.2 million (24.2% of RIMS revenues) for the first quarter of 1997. EBITDA for the IT Staffing business was $0.7 million (6.5% of IT Staffing revenues) for the first quarter of 1998.

Liquidity and Capital Resources

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and improvements to existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first three months of 1998 amounted to $112.5 million, $10.2 million and $0.8 million, respectively. These investments have been primarily funded through cash flows from operations, borrowings under the Company's revolving credit facility and a portion of the net proceeds from the sale of the 1997 Notes.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


Net cash provided by operations was $8.9 million for the first three months of 1998 compared to $5.4 million for the same period in 1997. The increase resulted from the $12.3 million increase in EBITDA, which was partially offset by the $6.1 million increase in trade accounts receivable related to increased revenues and other changes in assets and liability accounts.

Net cash provided by financing activities was $92.5 million for the three months ended March 31, 1998, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $101.7 million, which were partially offset by repayments of debt of $9.5 million.

In April 1998, the Company issued and sold an aggregate of approximately 4.0 million shares (including approximately 0.5 million shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price to the public of $34.75 per share. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million were used to repay outstanding bank debt, to fund the cash portion of the purchase price of InterMation and for general corporate purposes.

In January 1998, the Company issued 1.4 million shares of its Common Stock with a fair value of $39.4 million in connection with the acquisition of Arcus. Options to acquire approximately 0.6 million shares of Common Stock, valued at $15.7 million, were also issued in connection with the Arcus acquisition. In April 1998, the Company issued approximately 0.3 million shares of Common Stock, valued at $12.0 million, as a portion of the purchase price for the InterMation acquisition.

The Company is addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Due to the long term nature of records stored at the Company's facilities and the need to schedule destructions of records years in the future, the Company's inventory control systems are already Year 2000 compliant. The Company currently utilizes certain other software (including its accounting software) that is not Year 2000 compliant. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include conversion of acquired businesses to the Company's inventory control systems and the installation of new accounting software. Management believes that such initiatives will adequately address the Year 2000 problem, although there can be no assurance in this regard.

Costs related to new information systems are capitalized and amortized over their useful lives. Management does not believe that the other costs associated with addressing the Year 2000 problem will be material. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations.

                           IRON MOUNTAIN INCORPORATED

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Following are the results of all matters submitted to a vote of security holders during the quarter ended March 31, 1998. All of these matters were voted on at the Special Meeting of Stockholders of the Company held on January 5, 1998:

Item 1: Approval and Adoption of Arcus Merger- Approval and adoption of the Agreement and Plan of Merger, dated as of September 26, 1997, as amended, by and among Iron Mountain Incorporated, Arcus Group, Inc., United Acquisition Company and Arcus Technology Services, Inc., and each of the transactions contemplated thereby. (Approved)

        For                   Against                  Abstain              Broker Non-Vote
--------------------     -------------------      -------------------     -------------------
    10,774,981                 2,771                    5,221                 1,279,888

Item 2: Increase the Authorized Shares of Common Stock- Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 20,000,000 to 100,000,000. (Approved)

        For                   Against                  Abstain              Broker Non-Vote
--------------------     -------------------      -------------------     -------------------
    10,257,175               1,800,715                  4,971                     --

Item 3: Increase the Authorized Shares of Preferred Stock- Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Preferred Stock, par value $0.01 per share, that the Company is authorized to issue from 2,000,000 to 10,000,000.
       (Not Approved)

        For                   Against                  Abstain              Broker Non-Vote
--------------------     -------------------      -------------------     -------------------
     8,897,843               1,879,909                  5,221                 1,279,888

                           IRON MOUNTAIN INCORPORATED

Item 5 - Other Information

As a result of the acquisition of Arcus, Clarke H. Bailey, formerly the Chairman of the Board and Chief Executive Officer of Arcus, was appointed as a Director of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed herewith

           27        Financial Data Schedule

(b)  Reports on Form 8-K

     On January 13, 1998, the Company filed a Current Report on Form 8-K pertaining to the consummation of the acquisition of Arcus and to report certain legal proceedings. No other information was provided regarding the Arcus transaction as the Company "previously reported" (as defined in Rule 12b-2) substantially the same information regarding the transaction including the related historical and pro forma financial information, as is required by Form 8-K, in its Registration Statement on Form S-4, filed on November 26, 1997 (Registration No. 333-41045).

     On February 18, 1998, the Company filed a Current Report on Form 8-K pertaining to the consummation of the acquisition of Sloan Vaults Incorporated. In accordance with Item 7(a)(4) of Form 8-K, the required financial statements were scheduled to be filed on or before April 19, 1998.

     On March 9, 1998, the Company filed a Current Report on Form 8-K to disclose the Company's entrance into an agreement to acquire InterMation and to report the Selected Consolidated Financial and Operating Information, Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements for the Company and for Arcus Technology Services, Inc., Pro Forma Condensed Consolidated Financial Information for the year ended December 31, 1997, and certain legal proceedings.

     On March 31, 1998, the Company filed a Current Report on Form 8-K to disclose certain pro forma condensed consolidated financial information reflecting the Company's proposed public offering of Common Stock and certain other transactions and filing the underwriting agreement related to such public offering.

                           IRON MOUNTAIN INCORPORATED
                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  IRON MOUNTAIN INCORPORATED



May 15, 1998                      By:    /s/ Jean A. Bua
------------                          --------------------------------
     (date)                           Jean A. Bua
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)