Form 10-Q
period 1998-06-30
IRON MOUNTAIN INC /DE
filed 1998-08-13
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998
                                                 -------------

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


                                 (617) 535-4766
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
       ---         ---

As of August 7, 1998, there were 29,209,005 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX


                                                                                                  Page
                                                                                                  ----


PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1998 and
           December 31, 1997 (Unaudited)                                                             3

         Condensed Consolidated Statements of Operations for the Three Months Ended
           June 30, 1998 and 1997 (Unaudited)                                                        4

         Condensed Consolidated Statements of Operations for the Six Months Ended
           June 30, 1998 and 1997 (Unaudited)                                                        5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1998 and 1997 (Unaudited)                                                        6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                         7-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                            11-17


PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security-Holders                                      18-19

Item 6 - Exhibits and Reports on Form 8-K                                                            19

          Signatures                                                                                 20

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                      June 30,             December 31,
                                                                                        1998                   1997
                                                                                 -------------------    -------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                                                        $  14,589               $  24,510
   Accounts Receivable (less allowances
     of $2,823 and $1,929, respectively)                                               68,296                  40,545
   Receivable from Insurance Company                                                    6,254                   5,410
   Deferred Income Taxes                                                               12,383                   5,896
   Prepaid Expenses and Other                                                           6,511                   5,566
                                                                                    ---------               ---------
         Total Current Assets                                                         108,033                  81,927

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment                                                      293,956                 245,174
   Less: Accumulated Depreciation                                                     (73,788)                (61,276)
                                                                                    ---------               ---------
         Net Property, Plant and Equipment                                            220,168                 183,898


OTHER ASSETS:
   Goodwill, net                                                                      509,436                 340,852
   Customer Acquisition Costs, net                                                      8,136                   7,319
   Deferred Financing Costs, net                                                       13,871                  14,429
   Other                                                                                7,388                   8,361
                                                                                    ---------               ---------
         Total Other Assets                                                           538,831                 370,961
                                                                                    ---------               ---------

         Total Assets                                                               $ 867,032               $ 636,786
                                                                                    =========               =========

CURRENT LIABILITIES:

   Current Portion of Long-term Debt                                                $   2,085               $     520
   Notes Payable                                                                           --                   3,000
   Accounts Payable                                                                    10,852                  11,022
   Accrued Expenses and Other Current Liabilities                                      42,216                  29,280
   Deferred Income                                                                     21,521                  11,931
                                                                                    ---------               ---------
         Total Current Liabilities                                                     76,674                  55,753

LONG-TERM DEBT, NET OF CURRENT PORTION                                                427,034                 424,498
OTHER LONG-TERM LIABILITIES                                                             5,475                   5,336
DEFERRED RENT                                                                           8,874                   8,202
DEFERRED INCOME TAXES                                                                   8,442                   5,264


STOCKHOLDERS' EQUITY:
   Common Stock                                                                           292                     135
   Additional Paid-in Capital                                                         355,189                 151,971
   Accumulated Deficit                                                                (14,948)                (14,373)
                                                                                    ---------               --------
         Total Stockholders' Equity                                                   340,533                 137,733
                                                                                    ---------               ---------

         Total Liabilities and Stockholders' Equity                                 $ 867,032               $ 636,786
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)


                                                                                   Three Months Ended June 30,
                                                                             ----------------------------------------
                                                                                    1998                  1997
                                                                             ------------------     -----------------
REVENUES:
   Storage                                                                      $  55,592               $  27,987
   Service and Storage Material Sales                                              47,471                  18,598
                                                                                ---------               ---------

               Total Revenues                                                     103,063                  46,585

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                          53,664                  24,108
   Selling, General and Administrative                                             25,801                  11,296
   Depreciation and Amortization                                                   12,122                   6,243
                                                                                ---------               ---------

               Total Operating Expenses                                            91,587                  41,647
                                                                                ---------               ---------

OPERATING INCOME                                                                   11,476                   4,938

INTEREST EXPENSE                                                                   10,897                   5,940
OTHER INCOME                                                                        1,700                      --
                                                                                ---------               ---------

               Income (Loss) Before Provision (Credit) for Income Taxes             2,279                  (1,002)

PROVISION (CREDIT) FOR INCOME TAXES                                                 2,540                     (33)
                                                                                ---------               ---------

               Net Loss                                                         $    (261)              $    (969)
                                                                                =========               =========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                   $   (0.01)              $   (0.06)
                                                                                =========               =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         28,989                  15,767
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                             ----------------------------------------
                                                                                    1998                 1997
                                                                             ------------------     -----------------
REVENUES:
   Storage                                                                      $  108,540             $   53,810
   Service and Storage Material Sales                                               94,007                 34,929
                                                                                ----------             -----------

         Total Revenues                                                            202,547                 88,739

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                          106,274                 45,872
   Selling, General and Administrative                                              50,219                 21,503
   Depreciation and Amortization                                                    23,386                 11,965
                                                                                ----------             -----------

         Total Operating Expenses                                                  179,879                 79,340
                                                                                ----------             -----------

OPERATING INCOME                                                                    22,668                  9,399

INTEREST EXPENSE                                                                    23,229                 11,080
OTHER INCOME                                                                         1,700                     --
                                                                                ----------             -----------

         Income (Loss) Before Provision (Credit) for Income Taxes                    1,139                 (1,681)

PROVISION (CREDIT) FOR INCOME TAXES                                                  1,714                   (196)
                                                                                ----------             -----------

         Net Loss                                                               $     (575)            $   (1,485)
                                                                                ==========             ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                   $    (0.02)            $    (0.10)
                                                                                ==========             ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                          25,648                 15,489
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                                           Six Months Ended June 30,
                                                                                 -----------------------------------------
                                                                                        1998                    1997
                                                                                 ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                           $    (575)           $  (1,485)
   Adjustments to Reconcile Net Loss to Cash
     Flows Provided by Operating Activities:
     Depreciation and Amortization                                                       23,386               11,965
     Amortization of Financing Costs                                                        902                  457
     Provision for Doubtful Accounts                                                        675                  310
     Deferred Income Taxes and Other                                                        479               (1,297)
   Changes in Assets and Liabilities (Exclusive of Acquisitions):
     Accounts Receivable                                                                 (3,403)              (1,583)
     Prepaid Expenses and Other Current Assets                                             (392)              (1,827)
     Other Assets                                                                         1,017                  180
     Accounts Payable                                                                    (4,408)               2,772
     Accrued Expenses and Other Current Liabilities                                       1,982               (1,449)
     Deferred Income                                                                       (115)              (1,729)
     Deferred Rent                                                                          672                  565
     Other Long-term Liabilities                                                            139                   (8)
                                                                                      ---------            ----------
              Cash Flows Provided by Operating Activities                                20,359                6,871


CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions                                                          (137,525)             (52,774)
   Capital Expenditures                                                                 (22,193)             (12,958)
   Additions to Customer Acquisition Costs                                               (1,174)                (282)
                                                                                      ---------            ----------
              Cash Flows Used in Investing Activities                                  (160,892)             (66,014)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                                                   (112,359)              (5,829)
   Proceeds from Borrowings                                                             108,800               62,400
   Financing Costs                                                                         (344)                (174)
   Net Proceeds from Equity Offering                                                    132,906                   --
   Proceeds from Exercise of Stock Options                                                2,482                   44
   Stock Issuance Costs                                                                    (873)                (166)
                                                                                      ---------            ----------
              Cash Flows Provided by Financing Activities                               130,612               56,275
                                                                                      ---------            ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (9,921)              (2,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           24,510                3,453
                                                                                      ---------            ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  14,589            $     585
                                                                                      =========            ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)


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

On June 30, 1998, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. All share and per share amounts in the accompanying financial statements and Notes thereto have been restated to reflect the stock split.


(2)    ACQUISITIONS

During the six months ended June 30, 1998, the Company purchased substantially all of the assets, and assumed certain liabilities, of five records management businesses and, through mergers, acquired all of the outstanding capital stock of Arcus Group, Inc. ("Arcus"), a leading provider of off-site data security and a provider of information technology staffing services, and InterMation, Inc. ("InterMation" and collectively, the "1998 Acquisitions").

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

The aggregate purchase price for the 1998 Acquisitions exceeded the underlying fair value of the net assets acquired by $177,972 which has been assigned to goodwill and is being amortized over 25 to 30 years. The purchase price allocations are preliminary and subject to adjustment. To finance the 1998 Acquisitions, the Company issued 2,646 shares of its Common Stock, par value $.01 per share (the "Common Stock"), issued options to purchase approximately 900 shares of Common Stock and paid $137,525 in cash. The cash portion of the purchase price was funded with a portion of the net proceeds from the sale of the 1997 Notes and the Equity Offering, each as defined herein, and borrowings under the Company's revolving credit facility.

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 1998 Acquisitions, as of the acquisition dates, is as follows:

        Cash Paid                                                $ 137,525
        Fair Value of Common Stock Issued                           51,447
        Fair Value of Options Issued                                15,655
                                                                 ---------
                 Total Consideration                               204,627

        Fair Value of  Assets Acquired During 1998                  53,405
        Liabilities Assumed                                        (26,750)
                                                                 ---------
                 Fair Value of Net Assets
                   Acquired                                         26,655
                                                                 ---------

        Recorded Goodwill                                        $ 177,972
                                                                 =========


The following unaudited pro forma combined information shows the results of the Company's operations for the six months ended June 30, 1998 and the year ended December 31, 1997 as though each of the 1998 and 1997 acquisitions had occurred as of the beginning of the respective period:

                                                          Six Months                Year
                                                            Ended                   Ended
                                                           June 30,              December 31,
                                                             1998                    1997
                                                      ------------------    ---------------------
     Revenues                                             $ 205,416              $  374,758

     Net Loss                                                  (938)                 (4,658)

     Net Loss Per Share- Basic and Diluted                    (0.04)                  (0.17)



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

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)



 (3)   LONG-TERM DEBT

Long-term debt consists of the following:


                                                                     June 30,              December 31,
                                                                       1998                    1997
                                                                  ---------------        ------------------
      8-3/4% Senior Subordinated Notes (the "1997 Notes")           $ 249,545                $ 249,525
      10-1/8% Senior Subordinated Notes (the "1996 Notes")            165,000                  165,000
      Revolving Credit Facility                                            --                       --
      Real Estate Mortgages                                            10,123                   10,312
      Other                                                             4,451                      181
                                                                    ---------                ---------
               Total Long-term Debt                                   429,119                  425,018

      Less: Current Portion                                            (2,085)                    (520)
                                                                    ---------                ---------

               Long-term Debt, Net of Current Portion               $ 427,034               $  424,498
                                                                    =========               ==========


The 1996 Notes and 1997 Notes are fully and unconditionally guaranteed, on a joint and several basis, on a senior subordinated basis, by substantially all of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company, substantially all of the assets of which are the Subsidiary Guarantors, and substantially all of the operations of which are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

(4)    COMMON STOCK

On April 3, 1998 the Company issued and sold an aggregate of 6,038 shares (including 788 shares to cover over-allotments) of its Common Stock in an underwritten public offering (the "Equity Offering"). Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of the acquisitions completed in the second quarter of 1998 and for general corporate purposes.

On June 30, 1998, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. All share and per share amounts in the accompanying financial statements and Notes thereto have been restated to reflect the stock split.

(5)   OTHER INCOME

In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at its South Brunswick Township, New Jersey

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

facilities. Other income for the three and six month periods ended June 30, 1998 is comprised of a $1,700 gain related to this settlement.

(6)    EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three and six month periods ended June 30, 1998 and 1997, 2,242 and 1,340 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(7)    ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. The new standard is effective for fiscal years beginning after June 15, 1999. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SFAS No. 133 beginning January 1, 2000. As of June 30, 1998, the Company did not own any derivative instruments.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities, including organization costs, to be expensed as incurred. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SOP 98-5 beginning January 1, 1999.

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

(8)       SUBSEQUENT EVENTS

Through August 11, 1998, the Company acquired five additional records management businesses and certain related real estate for aggregate consideration of approximately $36,600 in transactions that were accounted for as purchases.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three and six month periods ended June 30, 1998 included herein, and the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

Overview

The Company's consolidated revenues increased $56.5 million, or 121.2%, to $103.1 million for the second quarter of 1998 from $46.6 million for the second quarter of 1997. Included in consolidated revenues for the second quarter of 1998 is $93.5 million attributable to the Company's records and information management services ("RIMS") business and $9.6 million attributable to the Company's information technology staffing services business ("IT Staffing"). Internal revenue growth, adjusted for the effect of the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities ("Adjusted Internal Revenue Growth"), was 12.9% for the three month period ended June 30, 1998 compared with the same period in 1997.

For the six months ended June 30, 1998, the Company's consolidated revenues were $202.5 million compared to $88.7 million for the same period last year, an increase of 128.3%. Included in consolidated revenues for the first six months of 1998 is $182.5 million attributable to the Company's RIMS business and $20.0 million attributable to the Company's IT Staffing business. Adjusted Internal Revenue Growth was 13.1% for the six month period ended June 30, 1998 compared with the same period in 1997.

In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at its South Brunswick Township, New Jersey facilities. Other income for the three and six month periods ended June 30, 1998 is comprised of a $1.7 million gain related to this settlement. The calculation of earnings before interest, taxes, depreciation, amortization and extraordinary items ("EBITDA") will not include this gain.

In June, 1998, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. Except as otherwise noted, all share and per share amounts included herein have been restated to reflect the stock split.

In April 1998, the Company issued and sold an aggregate of approximately 6.0 million shares of its Common Stock in an underwritten public offering. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of the acquisitions completed in the second quarter of 1998 and for general corporate purposes.

                         IRON MOUNTAIN INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Continued)

Results of Operations


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Consolidated storage revenues increased $27.6 million, or 98.6%, to $55.6 million for the second quarter of 1998 from $28.0 million for the second quarter of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 11.5%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers. The RIMS business accounted for all $55.6 million and $28.0 million of storage revenues for second quarter of 1998 and 1997, respectively.

Consolidated service and storage material sales revenues increased $28.9 million, or 155.2%, to $47.5 million for the second quarter of 1998 from $18.6 million for the second quarter of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 14.3%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Included within the $28.9 million increase is $9.6 million attributable to the IT Staffing business. Service and storage material sales revenues for the Company's RIMS business increased $19.3 million, or 103.6%, to $37.9 million from $18.6 million for the second quarter of 1997. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the second quarter of 1998 over the same period in 1997, is primarily attributable to certain acquisitions that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total consolidated revenues increased $56.5 million, or 121.2%, to $103.1 million for the second quarter of 1998 from $46.6 million for the same period last year. Total revenues for the RIMS business increased $46.9 million, or 100.6%, to $93.5 million for the second quarter of 1998 from $46.6 million for the second quarter of 1997. Internal revenue growth, on an adjusted basis, was 12.9%.

Consolidated cost of sales (excluding depreciation) increased $29.6 million, or 122.6%, to $53.7 million (52.1% of consolidated revenues) for the second quarter of 1998 from $24.1 million (51.8% of consolidated revenues) for the second quarter of 1997. The dollar increase was primarily attributable to the increase in records and other media stored, expenses related to certain facility relocations and costs associated with the Company's new IT Staffing business. The increase as a percentage of consolidated revenues was primarily attributable to the IT Staffing business having a lower gross margin than the rest of the Company. Cost of sales (excluding depreciation) for the Company's RIMS business increased $22.7 million, or 93.9%, to $46.8 million (50.0% of RIMS revenues) for the second quarter of 1998 from $24.1 million (51.8% of RIMS revenues) for the same period last year. The decrease as a percentage of revenues was primarily attributable to: (i) the January 1998 acquisition of the Arcus data security business and the September 1997 acquisition of a software escrow business having higher gross margins than the rest of the Company; and (ii) the consolidation of real estate associated with certain acquisitions. The IT Staffing business reported cost of sales (excluding depreciation) of $6.9 million (72.0% of IT Staffing revenues).

Consolidated selling, general and administrative expenses increased $14.5 million, or 128.4%, to $25.8 million (25.0% of consolidated revenues) for the second quarter of 1998 from $11.3 million (24.3% of consolidated revenues) for the second quarter of 1997. The increase was primarily attributable to: (i) the addition of overhead attributable to the Arcus acquisition; (ii) additional salespeople, primarily related to the acquisitions of Arcus and Safesite Records Management Corporation and the decision by the Company to significantly increase its selling resources; and (iii) recruiting, relocation and training expenses associated

                         IRON MOUNTAIN INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Continued)

with acquisition integration. Selling, general and administrative expenses for the RIMS business increased $12.3 million, or 109.3%, to $23.6 million (25.3% of RIMS revenues) for the second quarter of 1998 from $11.3 million (24.3% of RIMS revenues) for the second quarter of 1997. The IT Staffing business reported selling, general and administrative expenses of $2.2 million (22.5% of IT Staffing revenues).

Consolidated depreciation and amortization expense increased $5.9 million, or 94.2%, to $12.1 million (11.8% of consolidated revenues) for the second quarter of 1998 from $6.2 million (13.4% of consolidated revenues) for the second quarter of 1997. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, and capital expenditures including racking systems, information systems and improvements to existing facilities. Depreciation and amortization expense for the RIMS business increased $5.7 million, or 90.7%, to $11.9 million (12.7% of RIMS revenues) for the second quarter of 1997. The IT Staffing business reported depreciation and amortization expenses of $0.2 million (2.3% of IT Staffing revenues).

As a result of the foregoing factors, consolidated operating income increased $6.5 million, or 132.4%, to $11.5 million (11.1% of consolidated revenues) for the second quarter of 1998 from $4.9 million (10.6% of consolidated revenues) for the second quarter of 1997.

Consolidated interest expense increased $5.0 million, or 83.5%, to $10.9 million for the second quarter of 1998 from $5.9 million for the second quarter of 1997. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the second quarter of 1998 compared to the same period in 1997. Consolidated other income for the second quarter of 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities.

As a result of the foregoing factors, consolidated income (loss) before provision (credit) for income taxes increased $3.3 million to income of $2.3 million (2.2% of consolidated revenues) for the second quarter of 1998 from a loss of $1.0 million (2.2% of consolidated revenues) for the second quarter of 1997. The provision for income taxes was $2.5 million for the second quarter of 1998 compared to a credit of less than $0.1 million for the second quarter of 1997. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the acquisitions closed in the second quarter of 1998, the Company recorded approximately $25.4 million in nondeductible goodwill.

Consolidated net loss decreased $0.7 million to a net loss of $0.3 million (0.3% of consolidated revenues) for the second quarter of 1998 from a consolidated net loss of $1.0 million (2.1% of consolidate revenues) for the second quarter of 1997.

As a result of the foregoing factors, consolidated EBITDA increased $12.4 million, or 111.1%, to $23.6 million (22.9% of consolidated revenues) for the second quarter of 1998 from $11.2 million (24.0% of consolidated revenues) for the second quarter of 1997. EBITDA for the RIMS business increased $11.9 million, or 106.3%, to $23.1 million (24.7% of RIMS revenues) for the second quarter of 1998 from $11.2 million (24.0% of RIMS revenues) for the second quarter of 1997. EBITDA for the IT Staffing business was $0.5 million (5.5% of IT Staffing revenues) for the second quarter of 1998.

                         IRON MOUNTAIN INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Consolidated storage revenues increased $54.7 million, or 101.7%, to $108.5 million for the first six months of 1998 from $53.8 million for the first six months of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 11.6%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers. The RIMS business accounted for all $108.5 million and $53.8 million of storage revenues for the first six months of 1998 and 1997, respectively.

Consolidated service and storage material sales revenues increased $59.1 million, or 169.1%, to $94.0 million for the first six months of 1998 from $34.9 million for the first six months of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 15.5%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Included within the $59.1 million increase is $20.0 million attributable to the IT Staffing business. Service and storage material sales revenues for the Company's RIMS business increased $39.1 million, or 111.8%, to $74.0 million from $34.9 million for the first six months of 1997. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the first six months of 1998 over the same period in 1997, is primarily attributable to certain acquisitions that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total consolidated revenues increased $113.8 million, or 128.3%, to $202.5 million for the first six months of 1998 from $88.7 million for the same period last year. Total revenues for the RIMS business increased $93.8 million, or 105.7%, to $182.5 million for the first six months of 1998 from $88.7 million for the first six months of 1997. Internal revenue growth, on an adjusted basis, was 13.1%.

Consolidated cost of sales (excluding depreciation) increased $60.4 million, or 131.7%, to $106.3 million (52.5% of consolidated revenues) for the first six months of 1998 from $45.9 million (51.7% of consolidated revenues) for the first six months of 1997. The dollar increase was primarily attributable to the increase in records and other media stored, expenses related to certain facility relocations and costs associated with the Company's new IT Staffing business. The increase as a percentage of consolidated revenues was primarily attributable to the IT Staffing business having a lower gross margin than the rest of the Company. Cost of sales (excluding depreciation) for the Company's RIMS business increased $45.8 million, or 99.8%, to $91.7 million (50.2% of RIMS revenues) for the first six months of 1998 from $45.9 million (51.7% of RIMS revenues) for the same period last year. The decrease as a percentage of revenues was primarily attributable to: (i) certain data security acquisitions, including Arcus and a software escrow business, acquired in the third quarter of 1997, having a higher gross margin than the rest of the Company; and (ii) the consolidation of real estate associated with certain acquisitions. The IT Staffing business reported cost of sales (excluding depreciation) of $14.6 million (72.9% of IT Staffing revenues).

Consolidated selling, general and administrative expenses increased $28.7 million, or 133.5%, to $50.2 million (24.8% of consolidated revenues) for the first six months of 1998 from $21.5 million (24.2% of consolidated revenues) for the first six months of 1997. The dollar increase was primarily attributable to:
(i) the addition of overhead attributable to the Arcus acquisition; (ii) additional salespeople, primarily related to the acquisitions of Arcus and Safesite Records Management Corporation and the decision by the Company to significantly increase its selling resources; (iii) increased personnel, office and overhead costs to support the Company's growth; and (iv) recruiting, relocation and training expenses associated with acquisition

                         IRON MOUNTAIN INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Continued)

integration. Selling, general and administrative expenses for the RIMS business increased $24.5 million, or 113.9%, to $46.0 million (25.2% of RIMS revenues) for the first six months of 1998 from $21.5 million (24.2% of RIMS revenues) for the first six months of 1997. The IT Staffing business reported selling, general and administrative expenses of $4.2 million (21.9% of IT Staffing revenues).

Consolidated depreciation and amortization expense increased $11.4 million, or 95.5%, to $23.4 million (11.5% of consolidated revenues) for the first six months of 1998 from $12.0 million (13.5% of consolidated revenues) for the first six months of 1997. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, and capital expenditures including racking systems, information systems and improvements to existing facilities. Depreciation and amortization expense for the RIMS business increased $11.0 million, or 91.9%, to $23.0 million (12.6% of RIMS revenues) for the first six months of 1998 from $12.0 million (13.5% of RIMS revenues) for the first six months of 1997. The IT Staffing business reported depreciation and amortization expenses of $0.4 million (2.1% of IT Staffing revenues).

As a result of the foregoing factors, consolidated operating income increased $13.3 million, or 141.2%, to $22.7 million (11.2% of consolidated revenues) for the first six months of 1998 from $9.4 million (10.6% of consolidated revenues) for the first six months of 1997.

Consolidated interest expense increased $12.1 million, or 109.6%, to $23.2 million for the first six months of 1998 from $11.1 million for the first six months of 1997. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the first six months of 1998 compared to the same period in 1997. Consolidated other income for the first six months of 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities.

As a result of the foregoing factors, consolidated income (loss) before the provision (credit) for income taxes increased $2.8 million to income of $1.1 million (0.6% of consolidated revenues) for the first six months of 1998 from a loss of $1.7 million (1.9% of consolidated revenues) for the first six months of 1997. The provision for income taxes was $1.7 million for the first six months of 1998 compared to a credit of $0.2 million for the first six months of 1997. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1998 Acquisitions, the Company recorded approximately $109.5 million in nondeductible goodwill.

Consolidated net loss decreased $0.9 million to a net loss of $0.6 million (0.3% of consolidated revenues) for the first six months of 1998 from a consolidated net loss of $1.5 million (1.7% of consolidate revenues) for the first six months of 1997.

As a result of the foregoing factors, consolidated EBITDA increased $24.7 million, or 115.6%, to $46.1 million (22.7% of consolidated revenues) for the first six months of 1998 from $21.4 million (24.1% of consolidated revenues) for the first six months of 1997. EBITDA for the RIMS business increased $23.4 million, or 109.9%, to $44.8 million (24.6% of RIMS revenues) for the first six months of 1998 from $21.4 million (24.1% of RIMS revenues) for the first six months of 1997. EBITDA for the IT Staffing business

                         IRON MOUNTAIN INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Continued)

was $1.2 million (6.0% of IT Staffing revenues) for the first six months of 1998.


Liquidity and Capital Resources

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and improvements to existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first six months of 1998 amounted to $137.5 million, $22.2 million and $1.2 million, respectively. These investments have been primarily funded through cash flows from operations, borrowings under the Company's revolving credit facility, a portion of the net proceeds from the sale of the 1997 Notes and a portion of the net proceeds from the Equity Offering.

Net cash provided by operations was $20.4 million for the first six months of 1998 compared to $6.9 million for the same period in 1997. The increase resulted from the $24.7 million increase in EBITDA, which was partially offset by an $3.4 million increase in trade accounts receivable related to increased revenues, a $4.4 million decrease in accounts payable and other changes in assets and liability accounts.

Net cash provided by financing activities was $130.6 million for the six months ended June 30, 1998, consisting primarily of the net proceeds from the Equity Offering of $132.9 million.

In April 1998, the Company issued and sold an aggregate of approximately 6.0 million shares (including approximately 0.8 million shares to cover over-allotments) of its Common Stock in an underwritten public offering. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of the acquisitions completed in the second quarter of 1998 and for general corporate purposes.

In January 1998, the Company issued 2.2 million shares of its Common Stock with a fair value of $39.4 million in connection with the acquisition of Arcus. Options to acquire approximately 0.9 million shares of Common Stock, valued at $15.7 million, were also issued in connection with the Arcus acquisition. In April 1998, the Company issued approximately 0.5 million shares of Common Stock, valued at $12.0 million, as a portion of the purchase price for the InterMation acquisition.

The Company is addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Due to the long term nature of records stored at the Company's facilities and the need to schedule destructions of records years in the future, the Company's proprietary inventory control and billing systems are already Year 2000 compliant. The Company currently utilizes certain other software (including its accounting software) that is not Year 2000 compliant. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include conversion of acquired businesses to the Company's inventory control systems and the installation of new accounting software. Management believes that such initiatives will adequately address the Year 2000 problem, although there can be no assurance in this regard.

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

                         IRON MOUNTAIN INCORPORATED


PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security-Holders

The following matters were voted on by the Company's stockholders at its Annual Meeting of Stockholders held on May 28, 1998. The number of votes indicated below for each item have not been restated to reflect the Company's three-for-two stock split.

Item 1: Election of Class C Directors - Election of three (3) Class C directors to serve until the Company's Year 2001 Annual Meeting of Stockholders, or until their successors are elected and qualified.

                       Total Vote For                  Total Vote Withheld
                       Each Director                   From Each Director
                       --------------                  -------------------

Eugene B. Doggett       12,238,347                          50,216

Constantin R. Boden     12,238,347                          50,216

Clarke H. Bailey        12,238,347                          50,216

The following directors' terms continued after the 1997 Annual Meeting: C. Richard Reese, David S. Wendell, Vincent J. Ryan, Arthur D. Little, B. Thomas Golisano and Kent P. Dauten.

Item 2: Employee Stock Purchase Plan - Adoption of the Iron Mountain Incorporated 1998 Employee Stock Purchase Plan.

                       For                   Against                  Abstain              Broker Non-Vote
               --------------------     -------------------      -------------------     -------------------
                   10,970,988                126,333                   19,103                 1,172,289


Item 3: Increase the Authorized Shares of Common Stock for Issuance Under the 1995 Stock Incentive Plan - Amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,400,000 to 2,000,000. Giving effect to the three-for-two stock split, the number of shares of Common Stock authorized for issuance thereunder will increase from 2,100,000 to 3,000,000.

                      For                   Against                  Abstain               Broker Non-Vote
               -------------------     -------------------      -------------------      -------------------
                   10,918,534               174,047                   23,843                  1,172,289

                           IRON MOUNTAIN INCORPORATED


Item 4: Increase the Number of Shares of Common Stock with Respect to Which Options and Other Rights May be Granted to Any Single Employee - Amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares of Common Stock with respect to which options and other rights may be granted to any single employee from 250,000 to 300,000. Giving effect to the three-for-two stock split, the number of shares of Common Stock with respect to which options and other rights may be granted to any single employee will increase from 375,000 to 450,000.

                      For                     Against                  Abstain             Broker Non-Vote
               --------------------     -------------------      -------------------    -------------------
                   10,863,950                 220,468                  32,006                 1,172,289


Item 5: Ratification of Selection of Independent Public Accountants - Ratification of the selection by the Board of Directors of the firm of Arthur Andersen LLP as the Company's independent public accountants for the current year.

                      For                     Against                  Abstain             Broker Non-Vote
               --------------------     -------------------      -------------------    -------------------
                   12,271,188                   860                    16,665                    --



Item 6 - Exhibits and Reports on Form 8-K


(a)     Exhibit                                 Description
        -------                 -------------------------------------------
          27.1                  Financial Data Schedule for the Six Months Ended June 30, 1998
          27.2                  Financial Data Schedule for the Six Months Ended June 30, 1997 (Restated)


(b)     Reports on Form 8-K

        On April 7, 1998, the Company filed an amendment to the Current Report on Form 8-K dated February 18, 1998, pertaining to the consummation of the acquisition of Sloan Vaults Incorporated (the "Vault"). At the time of the original filing the Vault was deemed to be a "significant" acquisition under Rules 1-02(w) and 3-05 of Form 8-K and the Company indicated that the required financial statements would be filed by amendment on or before April 19, 1998. On March 9, 1998, the Company filed a Form 8-K that included, among other things, the Company's audited financial statements for the year ended December 31, 1997. Based on the Company's 1997 results, the Vault acquisition was no longer deemed "significant" and accordingly, the Company was no longer required to file the financial statements specified under Item 7 (a) of Form 8-K.

        On April 21, 1998, the Company filed a Current Report on Form 8-K pertaining to the issuance and sale of 6.0 million shares of its Common Stock in an underwritten public offering and the consummation of the acquisition of InterMation.

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    IRON MOUNTAIN INCORPORATED



     August 12, 1998                By:     /s/ Jean A. Bua
     ---------------                    ---------------------------------------
         (date)                         Jean A. Bua
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)