Form 10-Q
period 1998-09-30
IRON MOUNTAIN INC /DE
filed 1998-11-16
CIK 1004317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998
                                               ------------------

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

As of November 10, 1998, there were 29,284,569 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX

                                                                                                    Page
                                                                                                    ----

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1998 and
           December 31, 1997 (Unaudited)                                                               3

         Condensed Consolidated Statements of Operations for the Three Months Ended
           September 30, 1998 and 1997 (Unaudited)                                                     4

         Condensed Consolidated Statements of Operations for the Nine Months Ended
           September 30, 1998 and 1997 (Unaudited)                                                     5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1998 and 1997 (Unaudited)                                                     6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                           7-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                              11-18


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                                          19-20

         Signature                                                                                    21

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   September 30,           December 31,
                                                                                       1998                    1997
                                                                                --------------------    -------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                                                          $    522                $ 24,510
   Accounts Receivable (less allowances
         of $2,971 and $1,929, respectively)                                            72,174                  40,545
   Receivable from Insurance Company                                                        79                   5,410
   Deferred Income Taxes                                                                15,048                   5,896
   Prepaid Expenses and Other Current Assets                                             4,633                   5,566
                                                                                      --------                --------
         Total Current Assets                                                           92,456                  81,927

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment                                                       331,140                 245,174
   Less: Accumulated Depreciation                                                      (80,897)                (61,276)
                                                                                      --------                --------
         Net Property, Plant and Equipment                                             250,243                 183,898

OTHER ASSETS:
   Goodwill, net                                                                       522,184                 340,852
   Customer Acquisition Costs, net                                                       9,084                   7,319
   Deferred Financing Costs, net                                                        13,423                  14,429
   Other                                                                                 7,316                   8,361
                                                                                      --------                --------
         Total Other Assets                                                            552,007                 370,961
                                                                                      --------                --------

         Total Assets                                                                 $894,706                $636,786
                                                                                      ========                ========


CURRENT LIABILITIES:
   Current Portion of Long-term Debt                                                  $  1,893                $    520
   Notes Payable                                                                            --                   3,000
   Accounts Payable                                                                      9,553                  11,022
   Accrued Expenses and Other Current Liabilities                                       44,765                  29,280
   Deferred Income                                                                      24,172                  11,931
                                                                                      --------                --------
         Total Current Liabilities                                                      80,383                  55,753

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 441,296                 424,498
OTHER LONG-TERM LIABILITIES                                                              9,506                   5,336
DEFERRED RENT                                                                            9,309                   8,202
DEFERRED INCOME TAXES                                                                   13,752                   5,264


STOCKHOLDERS' EQUITY:
   Common Stock                                                                            293                     135
   Additional Paid-in Capital                                                          356,184                 151,971
   Accumulated Deficit                                                                 (16,017)                (14,373)
                                                                                      --------                --------
         Total Stockholders' Equity                                                    340,460                 137,733
                                                                                      --------                --------

         Total Liabilities and Stockholders' Equity                                   $894,706                $636,786
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                              ---------------------------------------
                                                                                    1998                   1997
                                                                              ----------------     ------------------

REVENUES:
   Storage                                                                        $ 59,506               $ 32,390
   Service and Storage Material Sales                                               48,454                 22,265
                                                                                  --------               ---------

         Total Revenues                                                            107,960                 54,655

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                           56,335                 27,870
   Selling, General and Administrative                                              26,447                 14,180
   Depreciation and Amortization                                                    12,839                  6,530
                                                                                  --------               --------

         Total Operating Expenses                                                   95,621                 48,580
                                                                                  --------               --------

OPERATING INCOME                                                                    12,339                  6,075

INTEREST EXPENSE                                                                    10,999                  6,550
                                                                                  --------               --------

         Income (Loss) Before Provision (Credit) for Income Taxes                    1,340                   (475)

PROVISION (CREDIT) FOR INCOME TAXES                                                  2,409                   (150)
                                                                                  --------               --------

         Net Loss                                                                 $ (1,069)              $   (325)
                                                                                  ========               ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                     $  (0.04)              $  (0.02)
                                                                                  ========               ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                          29,209                 18,072
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              -----------------------------------------
                                                                                      1998                   1997
                                                                              ------------------     ------------------

REVENUES:
   Storage                                                                          $168,046               $ 86,199
   Service and Storage Material Sales                                                142,461                 57,195
                                                                                    --------               --------

         Total Revenues                                                              310,507                143,394

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                            162,609                 73,742
   Selling, General and Administrative                                                76,666                 35,682
   Depreciation and Amortization                                                      36,225                 18,495
                                                                                    --------               --------

         Total Operating Expenses                                                    275,500                127,919
                                                                                    --------               --------

OPERATING INCOME                                                                      35,007                 15,475

INTEREST EXPENSE                                                                      34,228                 17,631

OTHER INCOME                                                                           1,700                     --
                                                                                    --------               --------

         Income (Loss) Before Provision (Credit) for Income Taxes                      2,479                 (2,156)

PROVISION (CREDIT) FOR INCOME TAXES                                                    4,123                   (346)
                                                                                    --------               --------

         Net Loss                                                                   $ (1,644)              $ (1,810)
                                                                                    ========               ========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $  (0.06)              $  (0.11)
                                                                                    ========               ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            26,848                 16,359
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

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                  ------------------------------------------
                                                                                           1998                  1997
                                                                                  -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                              $  (1,644)            $  (1,810)
   Adjustments to Reconcile Net Loss to Cash
     Flows Provided by Operating Activities:
     Depreciation and Amortization                                                          36,226                18,495
     Amortization of Financing Costs                                                         1,350                   685
     Provision for Doubtful Accounts                                                         1,230                   155
     Deferred Income Taxes and Other                                                         2,490                (1,452)
   Changes in Assets and Liabilities (Exclusive of Acquisitions):
     Accounts Receivable                                                                    (6,209)               (5,039)
     Receivable from Insurance Company                                                       5,331                    --
     Prepaid Expenses and Other Current Assets                                               2,722                (4,315)
     Other Assets                                                                              950                   362
     Accounts Payable                                                                       (5,824)                1,220
     Accrued Expenses and Other Current Liabilities                                          2,295                 4,951
     Deferred Income                                                                           537                  (426)
     Deferred Rent                                                                           1,107                   558
     Other Long-term Liabilities                                                             4,170                    (8)
                                                                                         ---------             ---------
              Cash Flows Provided by Operating Activities                                   44,731                13,376

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions                                                             (175,029)              (81,265)
   Capital Expenditures                                                                    (37,219)              (20,618)
   Additions to Customer Acquisition Costs                                                  (2,326)                 (688)
                                                                                         ---------             ---------
              Cash Flows Used in Investing Activities                                     (214,574)             (102,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                                                      (142,286)              (10,407)
   Proceeds from Borrowings                                                                153,600                99,050
   Financing Costs                                                                            (344)                 (852)
   Net Proceeds from Equity Offering                                                       132,905                    --
   Proceeds from Exercise of Stock Options                                                   2,961                   653
   Stock Issuance Costs                                                                       (981)                 (460)
                                                                                         ---------             ---------
              Cash Flows Provided by Financing Activities                                  145,855                87,984

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (23,988)               (1,211)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              24,510                 3,453
                                                                                         ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $     522             $   2,242
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

(2)  ACQUISITIONS

During the nine months ended September 30, 1998, the Company purchased substantially all of the assets, and assumed certain liabilities, of nine records management businesses and, through mergers, acquired all of the outstanding capital stock of Arcus Group, Inc. ("Arcus"), a leading provider of off-site data security and a provider of information technology staffing services, InterMation, Inc. and National Underground Storage, Inc. (collectively, the "1998 Acquisitions").

Each of the 1998 Acquisitions and all 18 of the records management businesses acquired during 1997 (the "1997 Acquisitions"), were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1998 and 1997 acquisitions, related real estate was also purchased.

The aggregate purchase price for the 1998 Acquisitions exceeded the underlying fair value of the net assets acquired by $196,176 which has been assigned to goodwill and is being amortized over 25 to 30 years. The purchase price allocations are preliminary and subject to adjustment. To finance the 1998 Acquisitions, the Company issued 2,646 shares of its Common Stock, par value $.01 per share (the "Common Stock"), issued options to purchase approximately 900 shares of Common Stock and paid $175,029 in cash. The cash portion of the purchase price was funded with a portion of the net proceeds from the sale of the 1997 Notes and the Equity Offering, each as defined herein, and borrowings under the Company's revolving credit facility.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 1998 Acquisitions, as of the acquisition dates, is as follows:

      Cash Paid                                                 $175,029
      Fair Value of Common Stock Issued                           51,448
      Fair Value of Options Issued                                15,655
                                                                --------
               Total Consideration                               242,132

      Fair Value of Assets Acquired During 1998                   78,151
      Liabilities Assumed                                        (32,195)
                                                                --------
               Fair Value of Net Assets Acquired                  45,956
                                                                --------

      Recorded Goodwill                                         $196,176
                                                                ========

The following unaudited pro forma combined information shows the results of the Company's operations for the nine months ended September 30, 1998 and the year ended December 31, 1997 as though each of the 1998 and 1997 acquisitions had occurred as of the beginning of the respective period:

                                                                     Nine Months                Year
                                                                        Ended                   Ended
                                                                    September 30,           December 31,
                                                                        1998                    1997
                                                                  ------------------    ---------------------
   Revenues                                                             $320,568                $387,668

   Net Loss                                                               (1,220)                 (4,241)

   Net Loss Per Share - Basic and Diluted                                  (0.05)                  (0.15)

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

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                             September 30,           December 31,
                                                                                 1998                    1997
                                                                           ------------------      ------------------
    8-3/4% Senior Subordinated Notes (the "1997 Notes")                          $249,555                 $249,525
    10-1/8% Senior Subordinated Notes (the "1996 Notes")                          165,000                  165,000
    Revolving Credit Facility                                                      14,500                       --
    Real Estate Mortgages                                                          10,028                   10,312
    Other                                                                           4,106                      181
                                                                                 --------                 --------
             Total Long-term Debt                                                 443,189                  425,018

    Less: Current Portion                                                          (1,893)                    (520)
                                                                                 --------                 --------

             Long-term Debt, Net of Current Portion                              $441,296                 $424,498
                                                                                 ========                 ========

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

(4)  COMMON STOCK

On April 3, 1998, the Company issued and sold an aggregate of 6,038 shares (including 788 shares to cover over-allotments) of its Common Stock in an underwritten public offering (the "Equity Offering"). Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of certain 1998 Acquisitions and for general corporate purposes.

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

(5)  OTHER INCOME

In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at its South Brunswick Township, New Jersey

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

facilities. Other income for the nine month period ended September 30, 1998 is comprised of a $1,700 gain related to this settlement.

(6)  EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. As of September 30, 1998 and 1997, 2,341 and 1,612 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(7)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. The new standard is effective for fiscal years beginning after June 15, 1999. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SFAS No. 133 beginning January 1, 2000. As of September 30, 1998, the Company did not own any derivative instruments.

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

(8)  SUBSEQUENT EVENTS

Through November 13, 1998, the Company acquired two additional records management businesses and certain related real estate for aggregate consideration of approximately $13.5 million, including cash and certain assets of a business acquired in 1997, in transactions that were accounted for as purchases.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine month periods ended September 30, 1998 included herein, and the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

Overview

The Company's consolidated revenues increased $53.3 million, or 97.5%, to $108.0 million for the third quarter of 1998 from $54.7 million for the third quarter of 1997. Included in consolidated revenues for the third quarter of 1998 is $98.6 million attributable to the Company's records and information management services ("RIMS") business and $9.4 million attributable to the Company's information technology staffing services business ("IT Staffing"). Internal revenue growth, adjusted for the effect of the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities ("Adjusted Internal Revenue Growth"), was 10.0% for the three month period ended September 30, 1998 compared with the same period in 1997.

For the nine months ended September 30, 1998, the Company's consolidated revenues were $310.5 million compared to $143.4 million for the same period in 1997, an increase of 116.5%. Included in consolidated revenues for the first nine months of 1998 is $281.1 million attributable to the Company's RIMS business and $29.4 million attributable to the Company's IT Staffing business. Adjusted Internal Revenue Growth was 12.0% for the nine month period ended September 30, 1998 compared with the same period in 1997.

In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at its South Brunswick Township, New Jersey facilities. Other income for the nine month period ended September 30, 1998 is comprised of a $1.7 million gain related to this settlement. The calculation of earnings before interest, taxes, depreciation, amortization and extraordinary items ("EBITDA") will not include this gain.

In June 1998, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. Except as otherwise noted, all share and per share amounts included herein have been restated to reflect the stock split.

In April 1998, the Company issued and sold an aggregate of approximately 6.0 million shares of its Common Stock in an underwritten public offering. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of certain 1998 Acquisitions and for general corporate purposes.

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Consolidated storage revenues increased $27.1 million, or 83.7%, to $59.5 million for the third quarter of 1998 from $32.4 million for the third quarter of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 9.3%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers. The RIMS business accounted for all $59.5 million and $32.4 million of storage revenues for the third quarter of 1998 and 1997, respectively.

Consolidated service and storage material sales revenues increased $26.2 million, or 117.6%, to $48.5 million for the third quarter of 1998 from $22.3 million for the third quarter of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 11.0%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Included within the $26.2 million increase is $9.4 million attributable to the IT Staffing business. Service and storage material sales revenues for the Company's RIMS business increased $16.8 million, or 75.3%, to $39.1 million from $22.3 million for the third quarter of 1997.

For the reasons discussed above, total consolidated revenues increased $53.3 million, or 97.5%, to $108.0 million for the third quarter of 1998 from $54.7 million for the same period last year. Total revenues for the RIMS business increased $43.9 million, or 80.3%, to $98.6 million for the third quarter of 1998 from $54.7 million for the third quarter of 1997. Adjusted Internal Revenue Growth was 10.0%.

Consolidated cost of sales (excluding depreciation) increased $28.4 million to $56.3 million (52.2% of consolidated revenues) for the third quarter of 1998 from $27.9 million (51.0% of consolidated revenues) for the third quarter of 1997. The dollar increase was primarily attributable to the increase in records and other media stored and costs associated with the Company's new IT Staffing business. The increase as a percentage of consolidated revenues was primarily attributable to the IT Staffing business having a lower gross margin than the rest of the Company. Cost of sales (excluding depreciation) for the Company's RIMS business increased $21.6 million to $49.5 million (50.2% of RIMS revenues) for the third quarter of 1998 from $27.9 million (51.0% of RIMS revenues) for the same period last year. The decrease as a percentage of revenues was primarily attributable to the January 1998 acquisition of the Arcus data security business and the September 1997 acquisition of a software escrow business having higher gross margins than the rest of the Company. The IT Staffing business reported cost of sales (excluding depreciation) of $6.8 million (72.5% of IT Staffing revenues).

Consolidated selling, general and administrative expenses increased $12.2 million to $26.4 million (24.5% of consolidated revenues) for the third quarter of 1998 from $14.2 million (25.9% of consolidated revenues) for the third quarter of 1997. The dollar increase was primarily attributable to: (i) the addition of overhead attributable to the 1998 Acquisitions; and (ii) additional salespeople, primarily related to the acquisition of Arcus and the decision by the Company to significantly increase its selling resources. Selling, general and administrative expenses for the RIMS business increased $9.9 million to $24.1 million (24.4% of RIMS revenues) for the third quarter of 1998 from $14.2 million (25.9% of RIMS revenues) for the third quarter of 1997. The IT Staffing business reported selling, general and administrative expenses of $2.3 million (25.3% of IT Staffing revenues).

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

Consolidated depreciation and amortization expense increased $6.3 million to $12.8 million (11.9% of consolidated revenues) for the third quarter of 1998 from $6.5 million (11.9% of consolidated revenues) for the third quarter of 1997. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, and capital expenditures including racking systems, information systems and improvements to existing facilities. Depreciation and amortization expense for the RIMS business increased $6.1 million to $12.6 million (12.8% of RIMS revenues) for the third quarter of 1998 from $6.5 million (11.9% of RIMS revenues) for the third quarter of 1997. The IT Staffing business reported depreciation and amortization expenses of $0.2 million (2.2% of IT Staffing revenues).

As a result of the foregoing factors, consolidated operating income increased $6.2 million, or 103.1%, to $12.3 million (11.4% of consolidated revenues) for the third quarter of 1998 from $6.1 million (11.1% of consolidated revenues) for the third quarter of 1997.

Consolidated interest expense increased $4.4 million to $11.0 million for the third quarter of 1998 from $6.6 million for the third quarter of 1997. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the third quarter of 1998 compared to the same period in 1997.

As a result of the foregoing factors, consolidated income (loss) before provision (credit) for income taxes increased $1.8 million to income of $1.3 million (1.2% of consolidated revenues) for the third quarter of 1998 from a loss of $0.5 million (0.9% of consolidated revenues) for the third quarter of 1997. The provision for income taxes was $2.4 million for the third quarter of 1998 compared to a credit of $0.2 million for the third quarter of 1997. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the acquisitions closed in the third quarter of 1998, the Company recorded approximately $12.4 million in nondeductible goodwill.

Consolidated net loss increased $0.8 million to a net loss of $1.1 million (1.0% of consolidated revenues) for the third quarter of 1998 from a consolidated net loss of $0.3 million (0.6% of consolidated revenues) for the third quarter of 1997.

As a result of the foregoing factors, consolidated EBITDA increased $12.6 million, or 99.7%, to $25.2 million (23.3% of consolidated revenues) for the third quarter of 1998 from $12.6 million (23.1% of consolidated revenues) for the third quarter of 1997. EBITDA for the RIMS business increased $12.4 million, or 98.1%, to $25.0 million (25.3% of RIMS revenues) for the third quarter of 1998 from $12.6 million (23.1% of RIMS revenues) for the third quarter of 1997. EBITDA for the IT Staffing business was $0.2 million (2.2% of IT Staffing revenues) for the third quarter of 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Consolidated storage revenues increased $81.8 million, or 94.9%, to $168.0 million for the first nine months of 1998 from $86.2 million for the first nine months of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 10.8%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers. The RIMS business accounted for all $168.0 million and $86.2 million of storage revenues for the first nine months of 1998 and

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

1997, respectively.

Consolidated service and storage material sales revenues increased $85.3 million, or 149.1%, to $142.5 million for the first nine months of 1998 from $57.2 million for the first nine months of 1997, primarily due to acquisitions. Adjusted Internal Revenue Growth was 13.9%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Included within the $85.3 million increase is $29.5 million attributable to the IT Staffing business. Service and storage material sales revenues for the Company's RIMS business increased $55.8 million, or 97.6%, to $113.0 million from $57.2 million for the first nine months of 1997. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the first nine months of 1998 over the same period in 1997, is primarily attributable to certain acquisitions that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company.

For the reasons discussed above, total consolidated revenues increased $167.1 million, or 116.5%, to $310.5 million for the first nine months of 1998 from $143.4 million for the same period last year. Total revenues for the RIMS business increased $137.7 million, or 96.0%, to $281.1 million for the first nine months of 1998 from $143.4 million for the first nine months of 1997. Adjusted Internal Revenue Growth was 12.0%.

Consolidated cost of sales (excluding depreciation) increased $88.9 million to $162.6 million (52.4% of consolidated revenues) for the first nine months of 1998 from $73.7 million (51.4% of consolidated revenues) for the first nine months of 1997. The dollar increase was primarily attributable to the increase in records and other media stored, expenses related to certain facility relocations and costs associated with the Company's new IT Staffing business. The increase as a percentage of consolidated revenues was primarily attributable to the IT Staffing business having a lower gross margin than the rest of the Company. Cost of sales (excluding depreciation) for the Company's RIMS business increased $67.5 million to $141.2 million (50.2% of RIMS revenues) for the first nine months of 1998 from $73.7 million (51.4% of RIMS revenues) for the same period last year. The decrease as a percentage of revenues was primarily attributable to: (i) certain data security acquisitions, including Arcus and a software escrow business, acquired in the third quarter of 1997, having a higher gross margin than the rest of the Company; and (ii) the consolidation of real estate associated with certain acquisitions. The IT Staffing business reported cost of sales (excluding depreciation) of $21.4 million (72.8% of IT Staffing revenues).

Consolidated selling, general and administrative expenses increased $41.0 million to $76.7 million (24.7% of consolidated revenues) for the first nine months of 1998 from $35.7 million (24.9% of consolidated revenues) for the first nine months of 1997. The dollar increase was primarily attributable to: (i) the addition of overhead attributable to the Arcus acquisition; (ii) additional salespeople, primarily related to the acquisitions of Arcus and Safesite Records Management Corporation and the decision by the Company to significantly increase its selling resources; (iii) increased personnel, office and overhead costs to support the Company's growth; and (iv) recruiting, relocation and training expenses associated with acquisition integration. Selling, general and administrative expenses for the RIMS business increased $34.4 million to $70.1 million (24.9% of RIMS revenues) for the first nine months of 1998 from $35.7 million (24.9% of RIMS revenues) for the first nine months of 1997. The IT Staffing business reported selling, general and administrative expenses of $6.6 million (22.4% of IT Staffing revenues).

Consolidated depreciation and amortization expense increased $17.7 million to $36.2 million (11.7% of consolidated revenues) for the first nine months of 1998 from $18.5 million (12.9% of consolidated

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

revenues) for the first nine months of 1997. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the aforementioned acquisitions, and capital expenditures including racking systems, information systems and improvements to existing facilities. Depreciation and amortization expense for the RIMS business increased $17.1 million to $35.6 million (12.7% of RIMS revenues) for the first nine months of 1998 from $18.5 million (12.9% of RIMS revenues) for the first nine months of 1997. The IT Staffing business reported depreciation and amortization expenses of $0.6 million (2.2% of IT Staffing revenues).

As a result of the foregoing factors, consolidated operating income increased $19.5 million, or 126.2%, to $35.0 million (11.3% of consolidated revenues) for the first nine months of 1998 from $15.5 million (10.8% of consolidated revenues) for the first nine months of 1997.

Consolidated interest expense increased $16.6 million to $34.2 million for the first nine months of 1998 from $17.6 million for the first nine months of 1997. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the first nine months of 1998 compared to the same period in 1997. Consolidated other income for the first nine months of 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities.

As a result of the foregoing factors, consolidated income (loss) before the provision (credit) for income taxes increased $4.7 million to income of $2.5 million (0.8% of consolidated revenues) for the first nine months of 1998 from a loss of $2.2 million (1.5% of consolidated revenues) for the first nine months of 1997. The provision for income taxes was $4.1 million for the first nine months of 1998 compared to a credit of $0.4 million for the first nine months of 1997. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1998 Acquisitions, the Company recorded approximately $168.4 million in nondeductible goodwill.

Consolidated net loss decreased $0.2 million to a net loss of $1.6 million (0.5% of consolidated revenues) for the first nine months of 1998 from a consolidated net loss of $1.8 million (1.3% of consolidated revenues) for the first nine months of 1997.

As a result of the foregoing factors, consolidated EBITDA increased $37.2 million, or 109.7%, to $71.2 million (22.9% of consolidated revenues) for the first nine months of 1998 from $34.0 million (23.7% of consolidated revenues) for the first nine months of 1997. EBITDA for the RIMS business increased $35.8 million, or 105.8%, to $69.8 million (24.8% of RIMS revenues) for the first nine months of 1998 from $34.0 million (23.7% of RIMS revenues) for the first nine months of 1997. EBITDA for the IT Staffing business was $1.4 million (4.8% of IT Staffing revenues) for the first nine months of 1998.

Liquidity and Capital Resources

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

real estate, racking systems, information systems and improvements to existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first nine months of 1998 amounted to $175.0 million, $37.2 million and $2.3 million, respectively. These investments have been primarily funded through cash flows from operations, borrowings under the Company's revolving credit facility, a portion of the net proceeds from the sale of the 1997 Notes and the net proceeds from the Equity Offering.

Net cash provided by operations was $44.7 million for the first nine months of 1998 compared to $13.4 million for the same period in 1997. The increase resulted primarily from the $37.2 million increase in EBITDA, which was partially offset by a $6.2 million increase in trade accounts receivable related to increased revenues, a $5.8 million decrease in accounts payable and other changes in assets and liability accounts.

Net cash provided by financing activities was $145.9 million for the nine months ended September 30, 1998, consisting primarily of the net proceeds from the Equity Offering of $132.9 million.

In April 1998, the Company issued and sold an aggregate of approximately 6.0 million shares (including approximately 0.8 million shares to cover over-allotments) of its Common Stock in an underwritten public offering. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of certain 1998 Acquisitions and for general corporate purposes.

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

Year 2000 Readiness

General

The Year 2000 ("Y2K") problem refers to the inability of systems, primarily software systems, to properly recognize and process date sensitive information relating to the year 2000 and beyond. In order to respond to this problem, the Company has established a Y2K Project Plan (the "Plan"). The Plan is comprised of five major phases: awareness, assessment, renovation, validation and implementation. These phases are applied to three general categories: operational systems (consisting primarily of inventory and billing systems), financial accounting systems and other products and services obtained from third parties. In certain cases, multiple phases may be implemented contemporaneously.

Operational Systems

The Company's primary operational systems for its records and information management services ("RIMS") segment are Safekeeper(TM), an internally developed software application used mainly in its business records operations, and MediaLink(TM), a software application obtained from a third party used mainly in the Company's data security operations. In addition, as an active acquiror of businesses, the Company currently uses, and will continue to use, several different legacy operational systems that have been, and will be, inherited through its ongoing acquisition program. Safekeeper is and MediaLink, based upon vendor certification, is believed to be Y2K compliant.

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

Based on the Company's assessment, approximately 85% of its business units are currently operating with an operational system that is believed to be Y2K compliant or upgradable to a currently available Y2K compliant version of the existing software. Conversion of the remaining business units to a Y2K compliant operational system is currently underway.

The Company's information technology ("IT") staffing business uses commercially available, off-the-shelf software packages from nationally recognized vendors for its primary software applications, which include its financial accounting, time and billing and resume retrieval database systems. Based on publicly available certifications from the vendors, the Company believes that these software packages are Y2K compliant. The IT staffing business is currently upgrading its accounting and time and billing software to the Y2K compliant releases. These upgrades are expected to be completed in December 1998.

Financial Accounting Systems

In the normal course of business, the Company has had several system improvement initiatives underway. One such initiative involves the installation of new financial accounting software from Oracle Corporation. Oracle has certified that its accounting software is Y2K compliant. The installation of the Oracle software is ongoing and is expected to be substantially complete by the end of the first quarter of 1999. The Company currently uses, and will continue to use, several different legacy accounting systems that have been, and will be, inherited through its ongoing acquisition program. The Company has completed its assessment, and based on vendor certifications, believes these systems to be Y2K compliant.

Products and Services Obtained from Third Parties

Products and services obtained from third parties are comprised mainly of (i) facility systems, including telecommunications, climate control systems, security systems, fire and safety systems ("Facility Systems"), and (ii) products and services purchased from vendors, including third party payroll processing and products for resale such as cartons and operating supplies. The Company has substantially completed assessment of its telecommunications systems and is in the process of developing a remediation plan for such systems that are not Y2K compliant. With respect to its other Facility Systems and products and services purchased from vendors, the Company is in the assessment phase and expects that assessment to be completed by the end of the first quarter of 1999.

Customers

The Company's customer base is diversified in terms of revenue and industry concentration. Only one customer accounts for more than 1% of total revenues and no customer accounts for more than 2% of total revenues. Given the nature of the services the Company provides to its customers, as well as the diversification of the customer base, the Company does not believe that Y2K issues associated with its customers will have a material adverse effect on its financial condition or results of operations.

Costs

Based on the Company's current assessment of its Y2K issues, the total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. Certain costs associated with the Company's pre-existing system improvement initiatives and the purchase of equipment (including the financial accounting software developed by Oracle, Safekeeper and Medialink) will

                        IRON MOUNTAIN INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (Continued)

be capitalized and amortized over their useful lives. Certain payroll and related costs represent the redeployment of existing staff resources rather than incremental costs to the Company. All other costs associated with the Plan will be expensed as incurred. Costs associated with the Plan will be included in the Company's operating and capital budgets for 1999, which are currently being prepared.

Contingency Plans

As part of its Y2K project, the Company has analyzed its points of major risk and is developing contingency plans as a backup to its remediation effort.

Year 2000 Risks

The failure on the part of the Company or one of its suppliers to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, although the extent of such a business disruption is not known at this time. The implementation of the Plan is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the completion of its existing system improvement initiatives and the successful execution of the Plan, the likelihood of significant interruptions of normal operations will be substantially reduced. However, no assurance can be given that the Company will be able to address the Y2K issues for all of its software applications and major operating systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses.

                           IRON MOUNTAIN INCORPORATED


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit                       Description
     -------    -------------------------------------------------------

     27.1       Financial Data Schedule for the Nine Months Ended September 30,
                1998

     27.2 Financial Data Schedule for the Nine Months Ended September 30, 1997 (Restated)

(b)  Reports on Form 8-K

     On July 10 , 1998, the Company filed a Current Report on Form 8-K pertaining to the consummation of the merger of National Underground Storage, Inc. into a wholly owned subsidiary of the Company and the approval by the Company's Board of Directors of a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. In accordance with Item 7(a)(4) of Form 8-K, the required financial statements were filed, by ammendment to the Form 8-K, on August 7, 1998.

     On September 18, 1998, the Company filed a Current Report on Form 8-K to restate its Selected Consolidated Financial and Operating Information so as to report the effect of the Company's three-for-two stock split effected in the form of a dividend on the Company's Common Stock which was approved by the Company's Board of Directors on June 30, 1998. Shares of the Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. The Report on Form 8-K also included audited financial statements of certain records management businesses that were acquired by the Company during 1998. Such audited financial statements were related to businesses that comprised a substantial majority of businesses acquired by the Company since the date of the most recent audited balance sheet had been furnished.

CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Form 10-Q and include statements regarding the strategies, beliefs and current expectations of the Company and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: (i) the Company's ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (ii) the cost and availability of financing for contemplated growth; (iii) the cost and availability of appropriate storage facilities; (iv) the possibility of a natural disaster disrupting operations to an extent greater than the Company is insured for; (v) the demand and price for the Company's services, relative to the cost of providing such services; (vi) certain risks and uncertainties associated with the Company's readiness for the year 2000, including but not limited to, the Company's inability to recruit and/or retain key staff necessary for addressing year 2000 issues; failure of major third party suppliers of products and services to adequately address their year 2000 issues despite assurances to the contrary; delays in the conversion or upgrade of acquired and to be acquired bussinesses' software systems to appropriate Y2K compliant software systems; and actual future costs associated with the Company's year 2000 plan being greater than currently expected; or (vii) other trends in competitive or economic conditions affecting the Company's financial condition or results of operations not presently contemplated. The information

                           IRON MOUNTAIN INCORPORATED


contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IRON MOUNTAIN INCORPORATED


November 16, 1998                  By:      /s/  Jean A. Bua
-----------------                       ----------------------------------------
     (date)                             Jean A. Bua
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)