Form 10-K
period 1998-12-31
IRON MOUNTAIN INC /DE
filed 1999-03-31
CIK 1004317

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K
                             -----------------------
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 1998

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

                                  617-535-4766
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None


     Title of Each Class      Name of Exchange on Which Registered
     -------------------      ------------------------------------
       Not applicable                   Not applicable


Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, $.01 par value per share ("Common Stock")
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $639,353,156 based on the closing price on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") on such date.


Number of shares of the registrant's Common Stock at March 1, 1999:               29,501,456
Number of shares of the registrant's Nonvoting Common Stock at March 1, 1999:              0

================================================================================

                           IRON MOUNTAIN INCORPORATED
                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents



PART I                                                                                    Page
------                                                                                    ----
Item 1.    Business ....................................................................   1
Item 2.    Properties ..................................................................  17
Item 3.    Legal Proceedings ...........................................................  18
Item 4.    Submission of Matters to a Vote of Security Holders .........................  19

PART II
-------
Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters ....  20
Item 6.    Selected Consolidated Financial and Operating Information ...................  21
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations ......................................................  23
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk ...................  33
Item 8.    Financial Statements and Supplementary Data .................................  34
Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure .......................................................  60
PART III
--------
Item 10.   Directors and Executive Officers of the Registrant ..........................  61
Item 11.   Executive Compensation ......................................................  65
Item 12.   Security Ownership of Certain Beneficial Owners and Management ..............  67
Item 13.   Certain Relationships and Related Transactions ..............................  69

PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .............  70

                            CERTAIN IMPORTANT FACTORS

     This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the strategies, beliefs or current expectations of the Company and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: (i) the Company's ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently, (ii) the cost and availability of financing for contemplated growth, (iii) the cost and availability of appropriate storage facilities, (iv) the possibility of a natural disaster or other casualty disrupting operations to an extent greater than the Company is insured for, (v) the demand and price for the Company's services, relative to the cost of providing such services, (vi) certain risks and uncertainties associated with the Company's readiness for the year 2000, including but not limited to, the Company's inability to recruit and/or retain key staff necessary for addressing year 2000 issues; failure of major third party suppliers of products and services to adequately address their year 2000 issues despite assurances to the contrary; delays in the conversion or upgrade of acquired and to be acquired businesses' software systems to appropriate year 2000 compliant software systems; and actual future costs associated with the Company's year 2000 plan being greater than currently expected, or (vii) other trends in competitive or economic conditions affecting the Company's financial condition or results of operations not presently contemplated. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    PART I

Item 1. Business.

(a) Development of Business.
     Iron Mountain Incorporated ("Iron Mountain" or the "Company") is the world's largest records and information management services ("RIMS") company, as measured by its revenues. The Company is an international, full-service provider of records and information management and related services, enabling customers to outsource records management functions. Iron Mountain has a diversified customer base, which includes more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. The Company provides storage for all major media, including paper, which is the dominant form of records storage, magnetic media, including computer tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. The Company also sells storage materials, including cardboard boxes and magnetic media, and provides consulting, facilities management, information technology staffing ("IT Staffing") and other outsourcing services.

     In addition to being the industry leader in business records and the industry leader in off-site data security services, which is the management of electronic records, the Company believes that it is the industry leader in the management of medical records. The Company has also expanded the ancillary services offered by the Company to include IT Staffing and enhanced its range of facilities management services, as a result of the Company's acquisitions completed during 1997 (the "1997 Acquisitions") and during 1998 (the "1998 Acquisitions"). As of December 31, 1998, giving effect to the acquisitions completed by the Company through March 1, 1999 (the "1999 Acquisitions") and the Company's pending acquisition of Data Base, Inc. ("Data Base"), the Company's RIMS business operated 279 RIMS facilities in 65 domestic markets and four markets in the United Kingdom, servicing over 70,000 customer accounts. The Company's IT Staffing business managed over 500 independent contractors in ten markets.

(b) Description of Businesses.

The Records and Information Management Services Industry

Overview

     The RIMS industry stores information in a variety of media formats, which can broadly be divided into paper and electronic records, and provides a wide range of services related to the records stored. Paper records are defined to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and video tapes, film, X-rays and blue prints. Based on publicly available information, organizations in the United States generate an estimated four trillion documents each year, many of which must be retained and available for reference for many years. Electronic records primarily include computer tapes and optical disks.

Paper Records

     Paper records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization which originated them to ensure ready availability. Inactive paper records are the principal focus of the RIMS industry. Inactive records consist of those records which are not needed for immediate access but which must be retained for legal reasons or regulatory compliance or for occasional reference in support of ongoing business operations. Based on industry studies, the Company believes that inactive records make up approximately 80% of all paper records.

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


Growth of Market

     The Company believes that the volume of stored paper and electronic records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as facsimile and desktop printing, (ii) the continued proliferation of data processing technologies such as personal computers and networks, (iii) increased regulatory requirements, (iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation, (v) the high cost of reviewing records and deciding whether to retain or destroy them,
(vi) the failure of many entities to adopt or follow policies on records destruction and (vii) audit requirements to keep backup copies of certain records in off-site locations.


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


Highly Fragmented Industry

     Most RIMS companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. According to Professional Records and Information Services Management ("PRISM"), a trade group of approximately 520 members, as of December 31, 1998, approximately 3,300 firms offered records and information management services in the United States. The Company believes that there are only three national providers in the RIMS industry, including the Company, and that the rest are regional or, in most instances, single-city operators. In contrast, due to the specialized nature of the services provided, the provision of data security services, medical records management and vital records protection services have higher market concentrations. The Company has made, and intends to make, acquisitions to increase its presence in these markets.


Industry Consolidation

     Over the past several years, there has been consolidation in the RIMS industry. The Company believes that this trend will continue because of the industry's capital requirements for growth, opportunities for large RIMS providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions. In particular, the RIMS business requires significant up-front capital investment for real estate, racking systems and management information technology. Economies of scale available in these areas can reward larger initial capital investments by reducing per unit storage costs. However, such economies of scale are only realized once a facility fills available capacity. Accordingly, larger companies with both access to capital and the ability to quickly fill a new facility enjoy a competitive cost advantage, which puts pressures on smaller competitors.


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

Financial Characteristics of Iron Mountain's Business

     Iron Mountain's RIMS business has the following financial characteristics:


   o Recurring Revenues. Iron Mountain derives a majority of its RIMS and consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Revenues from these fixed periodic fees have grown for 40 consecutive quarters and have represented approximately 60% of the Company's total RIMS revenues in each of the last five years. Once a customer places paper records in storage with the Company and until those records are destroyed or permanently removed, for which the Company typically receives a service fee, the Company receives recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic media consist primarily of fixed monthly payments. The stable and growing storage base also provides the foundation for increases in revenues and earnings before interest, taxes, depreciation, amortization, extraordinary items and other income ("EBITDA") from related service activities and sales of storage materials.

   o Historically Non-Cyclical Business. Iron Mountain has not experienced a reduction of its RIMS business as a result of past general economic downturns, although the Company can give no assurance that this would be the case in the future. Management believes that the outsourcing of RIMS may accelerate during economic downturns as companies focus on reducing costs through outsourcing non-core operating functions. In addition, management believes that companies that have outsourced RIMS are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving RIMS in-house.

   o Inherent Growth from Existing Paper Records Customers. The Company's paper records customers have on average generated additional Cartons(1) at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1994 through December 31, 1998, Net Carton Growth From Existing Customers(2) increased at an average annual rate of approximately 6%. The Company believes the consistent growth of its paper storage revenues is the result of a number of factors, including: (i) the trend toward increased records retention, (ii) customer satisfaction with the Company's services and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of records and information management services.

   o Diversified and Stable Customer Base. As of March 1, 1999, the Company had over 70,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of the Company's RIMS or consolidated revenues for the year ended December 31, 1998. From January 1, 1994 through December 31, 1998, average annual permanent removals of Cartons represented only approximately 4% of total Cartons stored.

   o Capital Expenditures Related Primarily to Growth. The Company's RIMS business requires limited annual capital expenditures made in order to maintain the Company's current revenue stream. These capital expenditures were $1.1 million, $1.2 million and $1.9 million in 1996, 1997 and 1998, respectively. From 1994 to 1998, over 90% of the Company's aggregate capital expenditures were growth-related investments, primarily in racking systems, management information systems, new buildings and improvements to existing facilities. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in RIMS revenues and EBITDA.

----------------
(1) The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of cartons stored does not include storage volumes in the Company's vital records services and data security services, which are described below.

(2) The term "Net Carton Growth From Existing Customers" is defined as the increase in net Cartons attributable to existing customers without giving effect to the loss of approximately 1.0 million Cartons in fires attributed to arson in March 1997 in two of the Company's facilities in South Brunswick Township, New Jersey. See "Item 3. Legal Proceedings."

Growth Strategy

     The Company's domestic objective is to be one of the largest RIMS providers in each of its geographic markets and to maintain the Company's position as the largest national RIMS provider. The Company's international objective is to continue to capitalize on its expertise in the RIMS industry and to make additional acquisitions and investments in international markets. The Company seeks to expand through: (i) increased business with existing customers, including the provision of new services, (ii) additions of new customers and (iii) selective acquisitions in existing and new markets.


Growth from Existing Customers

     Existing Iron Mountain RIMS customers storing paper records contribute to storage and services revenues growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. From January 1, 1994 through December 31, 1998, Net Carton Growth From Existing Customers increased at an average rate of approximately 6%. In order to maximize growth opportunities from existing customers, the Company seeks to maintain high levels of customer retention by providing premium customer service through its decentralized customer service approach complemented by its local management staff.

     Through its local account management staff, the Company leverages existing business relationships with its customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management, RIMS consulting services and additional temporary staffing/outsourcing services in the information technology, clerical and medical sectors.


Additions of New Customers

     The Company's sales force is dedicated to establishing new account relationships and servicing existing customer accounts and draws on the Company's national marketing organization and senior management. As a result of recent acquisitions and the Company's decision to increase its sales force by recruiting additional qualified sales professionals, from December 31, 1996 through March 1, 1999, the Company increased the size of its sales force from 21 to 115 sales professionals, six of whom focus solely on national accounts. New customer sales efforts have resulted in the addition of over 1,200 new customer accounts in 1996, over 1,600 new customer accounts in 1997 and over 3,800 new customer accounts in 1998.


Growth through Domestic Acquisitions

     The Company's acquisition strategy includes both expanding geographically, focusing primarily on the 75 largest U.S. markets, and increasing the Company's presence and scale within existing markets through "fold-in" acquisitions. Iron Mountain has a successful record of acquiring and integrating smaller RIMS companies. In order to capitalize on industry consolidation, in mid-1994 the Company adopted an active acquisition strategy and implemented changes in its management, systems and financial infrastructure, to execute such strategy. Since mid-1994, the Company has acquired or entered into agreements to acquire 61 companies, 60 of which have been completed and one of which is pending. The Company's corporate development staff is engaged in an ongoing review of acquisition candidates. Management believes that Iron Mountain is well positioned to participate in the further consolidation of the RIMS industry.

     The Company has made, and intends to continue to make, acquisitions to increase its presence in the data security services and medical records management markets. Of the acquisitions completed since mid-1994, 15 have been RIMS companies that focused on data security services and five have been RIMS companies that focused on medical records management. Data Base, with which the Company has entered into an agreement to acquire, focuses on data security services. The Company is the industry leader in off-site data security services and the Company believes that it is the industry leader in medical records management services. The Company has not acquired any IT Staffing companies other than through its acquisition of Arcus Group.

     The Company seeks to expand its national presence, size and customer base through new-market acquisitions. Management believes that the high start-up costs of commencing operations make acquisitions an attractive means of entering new markets. The Company seeks to acquire RIMS companies in markets where management believes there is the potential for growth. Within such markets, the Company uses a variety of criteria to evaluate acquisition candidates, including the capacity and condition of existing storage facilities, past and current operating performance and revenues and the experience and depth of existing management.

     The Company believes that it can use its expertise and central administrative organization to leverage an acquisition candidate's local market presence, promoting the development of underperforming facilities and enhancing the value of the local assets. The Company believes that its new-market acquisition strategy could have a number of benefits, including: (i) continued growth in revenues and EBITDA and diversification across a greater number of markets, (ii) introduction of the Company's storage, labor, transportation and other operating efficiencies into new markets, (iii) increased utilization of efficiencies available through the Company's central administrative and management information functions, (iv) increased market awareness of Iron Mountain's national scope and presence and (v) increased overall scale, which should broaden the range of and facilitate the Company's capital-raising activities.

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


International Growth Strategy
     The Company recently commenced an international expansion by acquiring a controlling 50.1% interest in BDM, which has significant operations in the United Kingdom. See "Completed and Pending Acquisitions." Iron Mountain intends to continue to make acquisitions and investments in RIMS businesses outside the United States. BDM is actively pursuing a number of acquisitions and joint ventures in Europe and Iron Mountain is actively pursuing investment opportunities in Latin America. In order to implement the Company's strategy of further international expansion, Iron Mountain recently hired Christophe Giecold as President of its international division. Mr. Giecold will be responsible for managing the Company's new international division, focusing on expansion opportunities within the United Kingdom and Continental Europe.

     In many respects the Company's approach to international investments and acquisitions will be similar to its approach to domestic acquisitions. The Company will seek to acquire or invest in RIMS companies in countries, and, more specifically, markets within such countries, where it believes there is the potential for growth. These transactions may take the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal towards eventual full ownership. In addition to criteria the Company uses to evaluate domestic acquisition candidates, Iron Mountain will also evaluate the presence in the potential market of existing Iron Mountain clients as well as the risks uniquely associated with an international investment, including those risks described below.

     The experience, depth and strength of local management will be particularly important in Iron Mountain's international acquisition strategy. In this regard, the most significant departure from the Company's domestic acquisition strategy will be that Iron Mountain frequently may seek to form joint ventures with, or acquire significant interests from, target businesses. This is the structure of Iron Mountain's investment in BDM. Iron Mountain believes this strategy, rather than an outright acquisition, may, in certain markets, better position the Company to expand the existing business, though the Company's long-term goal is to eventually acquire full ownership of each such business. The local partner will benefit from Iron Mountain's expertise in the RIMS industry and, in certain cases, Iron Mountain's technology, and Iron Mountain will benefit from its local partner's relationships with customers and its presence in the community.

     The Company also intends to make fold-in acquisitions to augment its operations in international markets. The Company expects that fold-in acquisitions will be done directly by Iron Mountain or through the local joint venture, depending in part on whether Iron Mountain's initial investment was an acquisition or a joint venture. As with domestic acquisitions, the Company believes that with appropriate fold-in acquisitions it can benefit from economies of scale.

     The investment in BDM and any additional international investments, if completed, may be subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors. At this time, there can be no assurance as to whether the BDM investment or any additional international investment will be successful in achieving its objectives.

     For the amount of revenues from external customers and long-lived assets (other than financial instruments) attributable to the Company's operations in the United Kingdom for 1998 (prior to the acquisition of BDM), see Note 10 to Notes to Consolidated Financial Statements contained herein.


Completed and Pending Acquisitions
     As part of its growth strategy, from January 1, 1996 through December 31, 1998, Iron Mountain acquired 49 RIMS businesses. In addition, Iron Mountain has entered into definitive agreements to acquire Data Base and related real estate (the "Data Base Acquisition"). The following table presents certain information with respect to the Company's acquisitions completed between January 1, 1996 and December 31, 1998. All dollar amounts presented are in millions.


                                                                  Components of Purchase Price Consideration
                                                                -----------------------------------------------
                                             Total Aggregate        Cash           Fair Value of        Total
                                                 Revenues         and Debt         Common Stock        Purchase
                                  Number      Represented(1)       Assumed      and Options Issued      Price
                                 --------   -----------------   ------------   --------------------   ---------
   1996 Acquisitions .........     16              $ 33           $   73                $--              $ 73
   1997 Acquisitions .........     18                96              199                 89               288
   1998 Acquisitions .........     15               152              191(2)              67               258

----------------
(1) Total annual aggregate revenues were calculated in each case by reference to the revenues of each of the acquired businesses during the year in which they were acquired. This calculation includes an estimate of total revenues for the portion of the year of acquisition during which any such acquired business was included in Iron Mountain's results of operations.

(2) Includes approximately $3 million attributable to assets that the Company exchanged as part of the consideration in connection with one acquisition.



1999 Acquisitions:

     On January 4, 1999, the Company, through a wholly owned subsidiary, purchased a controlling 50.1% interest in Britannia Data Management Limited ("BDM"), a corporation formed under the laws of England and Wales, from Mentmore Abbey plc. The Company paid total consideration of $49.8 million comprised of cash and the capital stock of Arcus Data Security Limited, the Company's existing data security business in London. BDM has provided RIMS services for over 30 years, and the Company believes that it is the second largest provider of these services in the United Kingdom. As of December 31, 1998, BDM operated 16 data storage facilities in the United Kingdom and had over 1,500 customer accounts. BDM had revenues of $30.3 million for the fiscal year ended October 31, 1998, based on an average exchange rate of $1.6622 per British pound for such period. In connection with Iron Mountain's strategy of further international expansion, BDM is actively pursuing a number of acquisitions and joint ventures in Europe.

     The Company has acquired three additional RIMS companies in 1999 for total consideration of approximately $5.6 million. These companies had total revenues of approximately $3.5 million for the fiscal year ended December 31, 1998. In connection with the acquisition of one of these companies, the Company also acquired real estate for approximately $2.3 million.

Pending Data Base Acquisition:
     On February 28, 1999, the Company entered into a Stock Purchase Agreement with Data Base and the stockholders of Data Base and a Real Estate Purchase and Sale Agreement with Data Base Real Estate Holdings LLC ("DBR"), as a result of which the Company will acquire all of the outstanding capital stock of Data Base and related real estate. The Company will pay aggregate consideration equal to approximately $115 million in connection with the Data Base Acquisition. This amount consists of the assumption of indebtedness and payments to Data Base's stockholders and DBR in the form of cash and 1,476,577 shares of Common Stock. The goodwill created as a result of the Data Base Acquisition will be deductible by the Company for federal income tax purposes. The closing of the Data Base Acquisition is subject to regulatory approval and other customary conditions and is expected to close in the second quarter of 1999, although no assurance can be given that the Data Base Acquisition will be completed.

     Management believes that Data Base is a premier service provider in the data security services industry serving over 3,000 customers. Data Base's services are comprised primarily of off-site data security services, including secure transport, handling and storage of electronic media, and disaster recovery support services which facilitate the restoration of corporate data at a recovery site. As of March 1, 1999, Data Base, headquartered in Bellevue, Washington, operated in 12 markets in the United States. After the Data Base Acquisition, the Company's data security services business will operate in eight new markets and increase its presence in four other markets. Data Base had revenues of $26.6 million for the year ended December 31, 1998.

     The following table presents certain information for the 1998 Acquisitions, the 1999 Acquisitions and the Data Base Acquisition, all of which, other than the IT Staffing business acquired as a part of the acquisition (the "Arcus Merger") of Arcus Group, Inc. and its subsidiaries ("Arcus Group"), were or will be in the RIMS business.

                                                           Principal State(s)/Country
Acquisition                                                       of Operation           Completion Date
-----------                                                --------------------------    ---------------
1998 Acquisitions:
Bekins Records Management
 (a division of Bekins Van & Storage, Inc.) ...........   Nebraska                      January 1998
Midwest Records Management (a division of I-GO
 Van & Storage Co.) ...................................   Nebraska                      January 1998
Arcus Group, Inc. .....................................   Various (1)                   January 1998
Records Venture One, Inc. (d/b/a Information
 Management Consultants of Arizona) ...................   Arizona                       January 1998
Sloan Vaults, Inc. (d/b/a The Vault) ..................   California                    February 1998
InterMation, Inc. .....................................   Oregon and Washington         April 1998
RIMS business of Bekins Moving & Storage Co. ..........   Oregon and Washington         June 1998
National Underground Storage, Inc. ....................   Pennsylvania                  July 1998
Hart Information Services, Inc. .......................   Texas                         July 1998
Rockford Business Interiors, Inc. .....................   Texas                         July 1998
Albuquerque Archives, Inc. ............................   New Mexico                    August 1998
Records and Filing Consultants, Inc. ..................   Ohio                          August 1998
Commercial Archives, Inc. .............................   New York                      October 1998
Leonard Archives Acquisition Corp. ....................   Michigan and Ohio             October 1998
Datavault Corporation .................................   Maryland and Virginia         November 1998
1999 Acquisitions (through March 1, 1999):
Britannia Data Management Limited (50.1% interest).....   United Kingdom                January 1999
Secure Accessible Files Environment, Inc. .............   Connecticut                   February 1999
Confidential Records Center, Inc. .....................   Maine                         March 1999
Information Storage Service Center, Inc. ..............   New Mexico                    March 1999
Pending Acquisition:
Data Base, Inc. .......................................   Various (2)                   Pending

------------
(1) Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma,
    Pennsylvania, Texas and Washington and the United Kingdom.
(2) Illinois, Maryland, North Carolina, Ohio, Pennsylvania, Texas, Virginia, Washington and Wisconsin.

Premium Service Strategy

     Organizations selecting a RIMS provider consider a number of factors in addition to price. Management believes that the Company is a "premium" brand in the marketplace based upon its reputation for reliability, customer-oriented organization, full service approach, investment in technology and national operating presence. The Company seeks to exploit its strengths in each of these areas to maintain customer relationships and to attract new customers. Management believes that the Arcus Group and Record Masters (acquired by the Company when it acquired HIMCORP, Inc. (doing business under the name "Record Masters")) brand names which continue to be utilized by the Company are similarly viewed as premium brands in their specific markets.

Reputation for Reliability

     The Company believes it has a reputation for reliability based on its more than 48 years of operations, the continuity and depth of its management, its successful historical growth, the quality and diversity of its customer base, its technological capabilities and its size and financial resources.

Customer-Oriented Organization and Locally Responsive Management

     Iron Mountain has developed a decentralized, local management structure that brings significant management experience and stability to local markets and allows the Company to respond directly, effectively and flexibly to customers. Broad operating authority is delegated to vice presidents and to local managers. In pursuing its acquisition strategy, Iron Mountain seeks to capitalize upon the experience and strengths of existing management in the case of new market acquisitions. In addition, all full-time union and non-union employees participate in incentive-based compensation programs that provide payments based on profits or attainment of specified objectives for the unit in which they work. Iron Mountain believes that the experience, stability and commitment of its regional and local management is integral to its ability to provide superior customer service and maximize growth potential.

Full Service Approach

     Iron Mountain offers a full range of records and information management services. The Company provides storage for all major media, including paper, which is the dominant form of records storage, magnetic media, including computer tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. The Company also sells storage materials, including cardboard boxes and magnetic media, and provides consulting, facilities management and other outsourcing services, including IT Staffing. The Company believes that its ability to provide all of these services provides numerous competitive advantages, including: (i) cross marketing opportunities from marketing additional services to existing customers, (ii) leverage of its general, administrative, software development and real estate expenses and
(iii) the selling advantage provided by offering one-stop shopping to certain customers who prefer to use one vendor for all of their records and information management services.

Investment in Technology

     The Company has made significant investments in management information systems and computer technology in order to provide faster and more flexible solutions for its customers and to enhance the quality and lower the costs of its own operations. The Company believes that its technological capabilities, especially its Safekeeper(TM) and MediaLink(TM) systems used in the Company's RIMS business, are a significant tool in attracting new customers. The Company plans to continue to invest in its proprietary technologies in the future. See "--Technology and Development; Management Information Systems."

National Operating Presence

     The Company believes it is one of only three RIMS companies with a national operating presence. Traditionally, the purchase decision for large multi-site customers has been made at the local level. Recently, however, the Company has found that certain large organizations have sought to obtain operating and economic efficiencies by outsourcing a significant portion of their records and information management functions with a single RIMS company. The Company seeks to use its national operating presence to compete for such large multi-site customer accounts. In addition, certain customers prefer to use large, sophisticated RIMS companies for the storage of vital records and the support of disaster recovery programs.

Low-Cost Operating Strategy
     Iron Mountain pursues a low-cost operating strategy based primarily on achieving economies of scale in the areas of storage, labor and transportation, general and administrative functions and management information systems. The Company believes that it is one of the few RIMS companies with the size and resources to realize significant economies of scale in these areas.


Storage Costs

     Because occupancy costs are a major component of the Company's cost of sales, reducing per unit storage costs is a primary strategic goal of the Company's RIMS business and its real estate management staff. The Company seeks to minimize per unit storage costs by: (i) designing racking systems and operating space to maximize facility storage efficiency, (ii) negotiating favorable facility leases and having facilities built to its custom specifications and (iii) leasing larger facilities, which, when filled, are less expensive per storage unit to operate. Since December 31, 1994, the Company has acquired or leased 16 RIMS facilities constructed per the Company's specifications. The average Carton density, which is the ratio of standard Carton storage capacity to total square feet of floor space, of these facilities is approximately twice that of the Company's overall average Carton density. As a result of these practices, average Carton density in the Company's facilities increased approximately 25% from December 31, 1993 to December 31, 1998. Because medical records are inherently more active, the Company stores these records in specialized shelving systems that provide easy access to individual files, but generally have lower storage densities than carton shelving. These lower densities are generally offset by higher total revenues per unit. Management believes its expertise in designing storage facilities and racking systems will lead to improved densities and cost reductions in the storage of its medical records.


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

     The Company's incentive structure has also contributed to labor efficiency. Each of the Company's full-time employees participates in incentive compensation programs based upon achievement of specific operating targets designed to integrate the objectives and performance of RIMS facility employees and managers. For the year ended December 31, 1998, the Company's employees earned incentive compensation in an amount equal to approximately 10% of the base wages paid by the Company.


G&A and MIS Efficiencies

     The Company's corporate staff provides support to local management in the areas of acquisitions, marketing, facility acquisition and leasing, racking system purchasing, finance, accounting and human resource management. In addition, the Company's corporate staff is responsible for the design and support of all RIMS technology. The Company believes that central support in these areas provides local managers with competitive advantages over smaller, local competitors and results in significant economies of scale.


Technology and Development; Management Information Systems
     The Company pioneered the application of advanced information technology to the RIMS industry. Iron Mountain's proprietary Safekeeper system, which is Year 2000 compliant, provides advanced inventory control and information access, enabling the Company to provide faster, higher quality and more flexible solutions to its customers and to lower the costs of its operations. Iron Mountain's Safekeeper system exploits bar-code technology to provide inventory integrity and a comprehensive, standardized approach to tracking, accessing and retrieving records. Safekeeper offers state-of-the-art RIMS capabilities and ease of access to customers while featuring security functions to protect customer information from unauthorized access. The system coordinates inventory control, order entry, billing, material sales, service activity, accounts receivable and management reporting, and features system-driven quality assurance and error-prevention. The Company has made significant investments to develop and refine its management information systems and computer technology, including Safekeeper. Safekeeper is built on an open systems architecture, which is fully portable and can be implemented in small processing environments with several users and in large processing environments with hundreds of users. This allows the Company a substantial measure of flexibility and vendor independence and reduces the risk of technological obsolescence.


     During 1999, the Company introduced an Internet access application of Safekeeper. This new technology will allow customers to reduce the processing time associated with their records management and maintain increased control and access to their records. By using the internet capability of Safekeeper, customers can perform numerous RIMS tasks on-line such as adding and editing inventory, reviewing national or local inventory levels, ordering pick-ups or retrievals and viewing the transaction history of their inventory.


     The Company's data security operations utilize the Company's MediaLink software, which provides integrated bar-code tracking and an electronic data interface between a customer's data center and an Iron Mountain facility, as well as audit trail and remote inventory query capabilities. MediaLink assists customers in meeting their disaster recovery standards. MediaLink's interactive VoiceLink(TM) allows access to off-site inventory directly from a touch-tone telephone.


     Safekeeper has improved the Company's customer support and operating efficiency in the following ways:


Acquisition System Integration

     Safekeeper has been designed to integrate newly acquired RIMS companies and offer improved levels of customer service and RIMS capabilities to customers acquired through acquisitions. The critical components of integrating acquisition systems are the abilities to match the acquired company's carton identifiers, location identifiers, records descriptive data and billing data. Safekeeper is designed with flexible, comprehensive capabilities in each of these areas. Consequently, an acquired company's inventory can be converted to Safekeeper without having to relabel cartons or reset and relabel inventory locations. The customers of the acquired company retain their records data and receive similar billing rate structures. In addition, acquisition customers experience minimal disruption during integration and, after conversion, gain access to advanced RIMS access capabilities. Safekeeper utilizes a suite of conversion routines to automate the conversion process and effectively translate customer and inventory information.


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


Inventory Integrity

     The Company uses bar-coding and scanning to track a carton or a record throughout its life cycle at Iron Mountain. Safekeeper identifies inventory discrepancies during the order processing cycle and forces their resolution before they affect the customer. This forced discrepancy resolution means that errors must be resolved before an order can be closed; until the order is closed, the Company cannot process billing. Management believes that this system-driven quality assurance is a significant advantage over the "best efforts" approach used by many of its competitors.

Customer Information Access

     Customers can access their RIMS data through a variety of formats, including access on their own PCs via Safekeeper Desktop(TM), integration of their internal system with Safekeeper via automated file transfers and paper reports. Safekeeper Desktop is a PC application, run from customers' desktop or network PCs; it provides customers with an entire set of RIMS data along with user-friendly tools for querying, reporting and editing. Safekeeper's suite of file transfers enable customers to automatically transfer records data and service requests from their internal system to Safekeeper. The paper reports include inventory detail and summary, service activity analysis and quality assurance.

Records Management Flexibility

     Safekeeper offers full life-cycle RIMS, from file creation to destruction, enabling each customer to establish schedules for records retention and destruction as dictated by the customer's specific needs. Safekeeper can flexibly accommodate large or small amounts of RIMS data in accordance with customer requirements. A series of customer-specific features and options allows Iron Mountain to tailor the RIMS functionality and reporting to the customer's needs.

Security

     Safekeeper incorporates strict security protocols and procedures for all customers to prevent unauthorized access to a client's records information. Advanced security features that can automatically restrict access by departmental identification and/or type of service request are available to customers that are internally set up to provide this information.

Description of Iron Mountain's RIMS Business
     Through its RIMS business, Iron Mountain provides storage for all major media, including paper, which is the dominant form of records storage, magnetic media, including computer tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its RIMS customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. Iron Mountain also sells storage materials and provides consulting, outsourcing and other services.

Paper Storage Operations

     Storage revenues accounted for approximately 60% of the Company's RIMS revenues in each of the Company's last five fiscal years. Storage charges are generally billed monthly on a per storage unit basis, usually either per unit or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

     The storage of a carton begins by issuing Safekeeper bar-coded labels to the customer. The customer packs records in cartons and affixes the bar-coded label to each carton. Customer personnel and the Iron Mountain driver conduct a physical count of the cartons and the driver signs for the cartons, which are then transported to the RIMS facility. Upon delivery to the facility, the cartons are subjected to a second physical count. The cartons are delivered to available space identified by Safekeeper and the bar-coded information is scanned into the computer together with a bar-coded location identifier. At the same time, a computer operator enters the customer's data describing the stored material into the computer and the system confirms that the cartons sent match the data entered in the computer. Under the Company's computer control system, the order can only be closed out when all requisite steps and checks have been completed and counts and locations have been reconciled.

Data Security Services

     Data security services consist of the storage and rotation of back-up and archival computer media as part of corporate disaster and business recovery plans. Computer tapes, cartridges and disk packs are transported off-site by the Company's courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Iron Mountain's MediaLink software manages this process. Iron Mountain also manages tape library relocation and supports disaster recovery testing and execution.


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


     Courier operations consist primarily of the pickup and delivery of records upon customer request. Courier delivery schedules can be tailored to fit customers' needs, but generally customer orders received by 4:00 p.m. on a business day are delivered the following business day. The Company also provides same-day and immediate delivery during business hours and emergency delivery at night and on weekends and holidays. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly as incurred. As of December 31, 1998, the Company currently utilizes a fleet of approximately 1,100 owned or leased delivery vehicles.


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


     In addition, the Company provides professional consulting services to large customers, enabling them to develop and implement comprehensive records and information management programs. Iron Mountain's consulting business draws on the Company's experience in records and information management services to analyze the practices of such companies and assist them in creating more effective programs of records and information management. The Company's consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.


     The Company also sells a full line of specially designed corrugated cardboard, metal and plastic storage containers and magnetic media products.

Customers
     The Company's customer base is diversified in terms of revenues and industry concentration. Iron Mountain tracks customer accounts, which are based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of March 1, 1999, the Company had over 70,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of the Company's RIMS or consolidated revenues for the year ended December 31, 1998.


Marketing and Sales

     The Company's RIMS selling organization, which includes 115 sales professionals, consists of telemarketing, direct sales and account management, all supported by a corporate marketing group. Telemarketing sales people use advanced database telemarketing techniques to identify and source account leads. Leads are pursued by the direct sales force which is comprised of local sales representatives and regional and national account managers. Once an account is established, it is assigned to an account manager, who focuses on serving the needs of new and existing customers and selling additional services to this customer base. The corporate marketing organization provides training and marketing communications as sales support functions.


Competition
     The Company's RIMS business competes with two other national RIMS companies as well as a large number of local and regional concerns. The Company believes that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology, and believes that it generally competes effectively based on these factors. Management believes that, except for Pierce Leahy Corp., all of these competitors have United States based revenues significantly lower than those of the Company. In addition, the Company faces competition from the internal RIMS handling capability of its current and potential customers. There can be no assurance that these organizations will outsource more of their RIMS needs or that they will not bring in-house some or all of the functions they currently outsource.


     The Company also faces competition for acquisition candidates. To accommodate growth, a RIMS vendor must invest in incremental storage capacity, which requires added warehouses, racking systems and related equipment, including computer systems capable of tracking increasingly large inventories. The amount of such investment is significant relative to the immediate return that can be realized, and the faster a vendor grows, the more capital is required. As a result, the industry trend toward consolidation will, in management's opinion, continue.


     The substantial majority of the Company's RIMS and consolidated revenues have been derived from the storage of paper documents and from related services. Such storage requires significant physical space. Alternative technologies for generating, capturing, managing, transmitting and storing information have been developed, many of which require significantly less space than paper. Such technologies include computer media, microforms, audio/video tape, film, CD-ROM and optical disk. None of these technologies has replaced paper as the principal means for storing information. However, the Company can provide no assurance against the possibility that one or more non-paper-based technologies, whether now existing or developed in the future, may in the future significantly reduce or supplant the use of paper as a preferred medium, which could in turn adversely affect the Company's business.


IT Staffing Services
     The Company acquired Arcus Group, whose principle business was off-site data security services, in January 1998. As part of this acquisition, the Company also acquired Arcus Group's IT Staffing business and now provides staffing services to a diverse group of corporate clients. IT Staffing services include temporary or project staffing and permanent placements for data center operations and MIS functions, including supplying data center clerks, tape librarians, systems operators and software programmers. Management believes that IT Staffing is a high growth segment of the temporary staffing market, complements the Company's existing services and offers opportunities to leverage its large customer base. The Company's information technology professionals, placed with its corporate clients on either a contract, temporary or permanent basis by the Company's recruiters, have expertise on a significant number of hardware platforms and software applications and can provide a wide variety of services covering the systems application development lifecycle, including planning, design, building and programming, implementation, maintenance and ongoing management. The Company's IT Staffing business serves its clients through 11 offices located in seven states.


     In recent years, businesses have become increasingly dependent on the use of information technology to manage operations more efficiently and remain competitive. Important internal functions, ranging from financial reporting to production and inventory management, have become automated through the use of applications software. As information systems have become less expensive, more powerful and easier to use, the number and level of employees who use and depend on these systems have increased significantly. Faced with the challenge of implementing and operating more complex information systems, businesses are increasingly using IT Staffing companies to supplement their information technology operations. Using outside technical professionals (i) allows a company's management to focus on core business operations, (ii) affords greater staffing flexibility in information technology departments, (iii) increases a company's ability to adapt to, and keep pace with, rapidly changing technologies and (iv) avoids the expense of developing and maintaining in-house expertise in information technology.


     The Company's account managers target corporate clients based upon client size, use of contract staffing and relationships with account managers of the Company's RIMS segment. The Company's recruiters are responsible for sourcing, qualifying and matching their candidates to meet a corporate client's needs. The Company ensures the quality of client service by assigning at least two recruiters of the Company to each client so as to ensure an uninterrupted relationship with that client. The recruiters then share all resumes received from candidate professionals so as to optimize the placement process.


     The Company's IT Staffing offices share a common database that permits a nationwide matching of candidates with a corporate client. This system allows all relevant details of a candidate's skill and experience to be identified, stored and readily retrieved so that an appropriate candidate can be matched to a corporate client's needs.


     The IT Staffing industry is highly fragmented and consists of both large, national firms as well as local, owner-operated businesses, with no single company holding a dominant position within the industry. The Company believes that its future success in the IT Staffing industry will depend in part upon its continued ability to attract and retain highly skilled information technology professionals and managerial, technical, sales and support personnel. The Company considers its compensation and benefits plans, which are offered to all full time IT Staffing employees, to be market competitive. Management believes that the Company has good relationships with its IT Staffing employees.


     For the amounts of revenues from external customers, EBITDA, total assets and capital expenditures attributable to each industry segment of the Company (RIMS and IT Staffing), see Note 10 to Notes to Consolidated Financial Statements contained herein.


Employees
     A key feature of the Company's operating strategy is its decentralized management structure and empowerment of local management operating in local business environments. The Company is divided into two operational business units, each of which has a president in charge of such unit: RIMS and IT Staffing. Each operational unit is divided into geographic Areas, Regions and Districts. Generally, Areas are managed by Executive Vice Presidents, Regions are managed by Vice Presidents and Districts are managed by General Managers. The Company's international operations are managed by Christophe Giecold, who is President of the Company's international division. Management believes this structure offers responsive and superior customer service and positions the Company to sell ancillary services and products. The Company's headquarters staff performs a variety of central administrative and support functions in order to maximize the time and resources that local personnel can devote to customer service and client development.

     As of March 1, 1999, the Company's RIMS business domestically employed over 4,500 full time employees, of whom approximately 96% were employed at the field level and 4% at the Company's headquarters in Boston, Massachusetts. Through Iron Mountain's international joint venture, BDM, as of March 1, 1999, the Company's RIMS business employed over 330 full time employees in the United Kingdom.

     Various Teamster Union locals under four different agreements represent approximately 4% of the Company's employees. One of these agreements, covering approximately 16 employees, has expired, and the Company is involved in negotiations with the union locals involved in such agreement. In addition, the three other agreements, covering a total of approximately 180 employees, are scheduled to expire in May 1999, December 1999 and March 2000. Based on its experience with the union locals, the Company expects that it will enter into new agreements on satisfactory terms, although the Company cannot make any assurances at this time that such satisfactory terms will be achieved. In addition, ten employees of BDM are members of a union under an agreement scheduled to expire later in 1999.

     All non-union employees, other than BDM employees, are eligible to participate in the Company's benefit programs, which include medical, dental, life, short and long-term disability and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time union and non-union employees, other than BDM employees, participate in some form of incentive-based compensation program that provides payments based on profits, collections or attainment of specified objectives for the unit in which they work. Management believes that the Company has good relationships with its employees and unions. BDM employees participate in separate benefit and incentive-based compensation programs.

Insurance
     The Company carries a comprehensive property insurance policy with insurers that it believes to be reputable and in amounts that it believes to be appropriate, covering the replacement cost of real and personal property, including improvements. Subject to sub-limits, the policy also covers extraordinary expenses associated with business interruption and damage or loss from flood or earthquake, subject to certain deductibles. Separate policies for California earthquake insurance carry other deductibles that may be significant. Iron Mountain also maintains general liability and excess liability insurance covering bodily injury, property damage and personal injury.

     The Company's standard form of contract sets forth an agreed maximum value for each carton or other storage unit held by the Company as a limitation on liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and the Company believes that in typical circumstances its liability would be so limited in the event of loss or damage relating to the value of information stored on media held by the Company. However, some of the Company's agreements with large volume accounts and some of the contracts assumed in the Company's acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements. See "Item 3. Legal Proceedings" for a description of claims by particular customers seeking to rescind their contracts, including limitations on liability, as a result of the fires experienced in the Company's South Brunswick Township, New Jersey facilities.

Environmental Matters
     Under various environmental laws, an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes or petroleum products. Some of such laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. In addition, the presence of such substances, or the failure to properly remediate affected property, may adversely affect the current property owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination.

     Additional environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs"). Such laws may impose liability for the release of ACMs and may enable third parties to seek recovery from owners or operators of real estate for personal injury associated with exposure to such substances. The Company is aware of the presence of ACMs at some of its facilities, but believes that such materials are in acceptable condition at this time. The Company believes that future costs related to any removal and disposal of ACMs at these facilities will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

     In addition, certain of the properties formerly or currently owned or operated by the Company were previously used for industrial or other purposes that involved the use or storage of hazardous substances or petroleum products or the generation and disposal of hazardous wastes and, in some instances, included the operation of underground storage tanks. In addition, some of these properties are adjacent to or near Superfund sites or other contaminated properties. In connection with its former and current ownership or operation of certain properties, the Company may be potentially liable for environmental costs such as those discussed above.

     The Company has from time to time conducted environmental investigations and remedial activities at certain of its former and current facilities, but the Company has not conducted an in-depth environmental review of all of its properties. The Company believes that it is in substantial compliance with all applicable material environmental laws. The Company has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material noncompliance, liability or claim relating to hazardous substances or wastes, petroleum products or material environmental laws applicable to Company operations in connection with any of its present or former properties. However, no assurance can be given that there are no environmental conditions for which the Company might be liable in the future or that future regulatory action, as well as compliance with future environmental laws, will not require the Company to incur costs for or at its properties that could have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Properties.
     As of March 1, 1999, Iron Mountain conducted operations through 222 leased and 45 owned facilities containing a total of 16.4 million square feet of space. The leased facilities typically have initial lease terms of 10 years with options to renew for an additional ten years. The weighted average remaining term of the leases on these facilities is approximately seven years. In addition, many of the leases contain either a purchase option or a right of first refusal upon the sale of the property.

     The following table sets forth the RIMS facilities the Company either owns or leases (directly or through its subsidiaries) in the geographic locations indicated below as of March 1, 1999:


Location                               Number of Facilities
--------                               --------------------
  Alabama .........................              1
  Arizona .........................              9
  California ......................             42
  Colorado ........................              6
  Connecticut .....................              4
  Delaware ........................              1
  Florida .........................             16
  Georgia .........................              9
  Illinois ........................              9
  Indiana .........................              1
  Kansas ..........................              1
  Louisiana .......................              5
  Maine ...........................              1
  Maryland ........................              7
  Massachusetts ...................             10
  Michigan ........................             15
  Minnesota .......................              6
  Missouri ........................              4
  Nebraska ........................              5
  Nevada ..........................              1
  New Hampshire ...................              1
  New Jersey ......................             12
  New Mexico ......................              3
  New York ........................             17
  North Carolina ..................              2
  Ohio ............................             13
  Oklahoma ........................              1
  Oregon ..........................              8
  Pennsylvania ....................              6
  Rhode Island ....................              1
  Tennessee .......................              2
  Texas ...........................             16
  Utah ............................              1
  Virginia ........................              8
  Washington ......................              5
  Wisconsin .......................              2
  United Kingdom ..................             16
                                                --
    Total .........................            267
                                               ===

     The Company leases an additional 11 office facilities in connection with its IT Staffing services in Arizona, California, Colorado, Florida, Pennsylvania and Washington.

     The Company or a principal operating subsidiary is a guarantor of a substantial portion of the leases to which other subsidiaries are party. See
Note 11 of Notes to Consolidated Financial Statements for information regarding the minimum annual rental commitments of the Company. The stock of substantially all of the Company's subsidiaries is pledged as security for the lenders under the Company's revolving credit facility (the "Credit Agreement"). In addition, substantially all of the property and assets of BDM and its subsidiaries and the stock of BDM's subsidiaries are pledged as security for the lenders under BDM's credit facility.


Item 3. Legal Proceedings.
     In March 1997, the Company experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of the Company's other RIMS facility in South Brunswick Township, New Jersey.

     Approximately 61 of the Company's customers or their insurance carriers have asserted claims as a consequence of the destruction of or damage to their records as a result of the fires, some of which claims allege negligence or other culpability on the part of the Company. The Company and its insurers have denied any liability on the part of the Company as to all of these claims. The Company is presently aware of six lawsuits filed against the Company by certain of its customers and/or their insurers, and of two lawsuits filed by the insurers of abutters of the South Brunswick facility, all alleging damages in unspecified amounts arising out of the fires. Those lawsuits were filed in the U.S. District Court for the District of New Jersey; the New Jersey Superior Court, Middlesex County, Law Division; and the Supreme Court for New York County, New York.

     The Company has denied liability and asserted various affirmative defenses in each of these cases. The Company has also moved for dismissal of certain of the customer claims, and has asserted counterclaims for indemnification against certain of the plaintiffs. Discovery is ongoing in all eight cases, and six of the cases in New Jersey state court have been consolidated for purposes of discovery and pre-trial administration. Iron Mountain denies any liability as a result of the destruction of or damage to customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. The Company is also pursuing coverage of these claims and proceedings with its various insurers.

     The Company has been paid by its general liability and property insurance carrier for costs incurred as a result of business interruption and property damage due to the fires. However, the Company's errors and omissions carrier has made an initial determination denying coverage as to these claims. On November 19, 1998, Iron Mountain filed an action in the United States District Court for the District of Massachusetts (Iron Mountain Incorporated and Iron Mountain Records Management, Inc. v. National Union Fire Insurance Co. of Pittsburgh, PA) seeking a declaration of coverage and other relief. The parties are currently in active negotiations, together with the general liability and property carrier, to resolve all coverage issues.

     The outcome of these proceedings cannot be predicted. Based on its present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.


     On June 5, 1997, Arcus Group filed a complaint for a refund of federal taxes paid for the year 1995 in the amount of $0.8 million against the United States in the Court of Federal Claims. This claim is based on the utilization of Arcus Group's net operating loss carryforwards for the tax year ended December 31, 1995. On September 3, 1997, the United States filed its answer in the case, denying Arcus Group's use of its net operating losses. The lawsuit is in the discovery stage. If Arcus Group prevails in the litigation, Iron Mountain will be able to use $8.0 million in loss carryforwards per year against income generated by the former Arcus group of companies each year through at least the year 2002. If Arcus Group does not prevail, then Iron Mountain may have to pay taxes for the years 1996 and 1997, in which years Arcus Group did claim the benefit of its loss carryforwards, and these additional taxes would be added to goodwill as additional purchase price. Management does not believe that the amount of taxes which Iron Mountain would have to pay in such event would have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.


     In addition to the matters discussed above, the Company is involved in litigation from time to time in the ordinary course of business, and in the opinion of management, no other material legal proceedings are pending to which the Company, or any of its properties, is subject.

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.
     The Common Stock is traded on the Nasdaq National Market under the symbol "IMTN." Iron Mountain first issued its Common Stock to the public in February 1996. On June 30, 1998, the Company's Board of Directors (the "Iron Mountain Board") authorized and approved a three-for-two split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. The following table sets forth the high and low sales prices on the Nasdaq National Market, for the years 1997 and 1998, giving effect to such stock split:


                                    High          Low
                                    ----          ---
                                       Sale Prices
                                       -----------
   1997
     First Quarter ..........    $  20.67      $  14.33
     Second Quarter .........       20.00         15.50
     Third Quarter ..........       24.17         19.50
     Fourth Quarter .........       26.50         21.29
   1998
     First Quarter ..........    $  25.08      $  20.92
     Second Quarter .........       30.67         24.58
     Third Quarter ..........       30.50         22.50
     Fourth Quarter .........       36.25         23.00

     The closing price of the Common Stock on the Nasdaq National Market on March 1, 1999 was $31.25. As of March 1, 1999, there were 298 holders of record of Common Stock and no holders of record of the Company's Nonvoting Common Stock, par value $.01 per share. The Company believes that there are more than 2,900 beneficial owners of the Common Stock.

     Iron Mountain does not currently pay dividends on shares of Common Stock. The Iron Mountain Board currently intends to retain future earnings, if any, for the development of Iron Mountain's businesses and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future determinations by the Iron Mountain Board to pay dividends on the Common Stock would be based primarily upon the financial condition, results of operations and business requirements of Iron Mountain. Dividends, if any, would be payable in the sole discretion of the Iron Mountain Board out of the funds legally available for that purpose. Some of the Company's agreements, pursuant to which the Company has borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that the Company may make.

Item 6. Selected Consolidated Financial and Operating Information.
     The following selected consolidated statements of operations and balance sheet data of the Company as of and for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Iron Mountain's Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

     On June 30, 1998, the Iron Mountain Board authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. All share and per share amounts in the accompanying Selected Consolidated Financial and Operating Information have been restated to reflect the stock split.


           Selected Consolidated Financial and Operating Information
                     (In thousands, except per share data)


                                                                            Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                           1994         1995         1996          1997          1998
                                                       ------------ ------------ ------------ ------------- -------------
Consolidated Statements of Operations Data:
Revenues:
 Storage .............................................   $54,098      $ 64,165     $85,826      $125,968      $230,702
 Service and Storage Material Sales ..................    33,520        40,271      52,892        82,797       192,810
                                                         -------      --------     -------       --------      --------
   Total Revenues ....................................    87,618       104,436     138,718       208,765       423,512
Operating Expenses:
 Cost of Sales (Excluding Depreciation) ..............    45,880        52,277      70,747       106,879       220,980
 Selling, General and Administrative .................    20,853        26,035      34,342        51,668       105,025
 Depreciation and Amortization .......................     8,690        12,341      16,936        27,107        49,152
                                                         -------      --------     -------       --------      --------
   Total Operating Expenses ..........................    75,423        90,653     122,025       185,654       375,157
                                                         -------      --------     -------       --------      --------
Operating Income .....................................    12,195        13,783      16,693        23,111        48,355
Interest Expense, Net ................................     8,954        11,838      14,901        27,712        45,756
Other Income, Net (1) ................................        --            --          --            --         1,384
                                                         -------      --------     -------       --------      --------
Income (Loss) Before Provision (Benefit) for
 Income Taxes ........................................     3,241         1,945       1,792        (4,601)        3,983
Provision (Benefit) for Income Taxes .................     1,957         1,697       1,435           (80)        6,949
                                                         -------      --------     -------       --------      --------
Income (Loss) Before Extraordinary Charge ............     1,284           248         357        (4,521)       (2,966)
Extraordinary Charge, Net of Tax Benefit (2) .........        --            --       2,126            --            --
                                                         -------      --------     -------       --------      --------
Net Income (Loss) ....................................     1,284           248      (1,769)       (4,521)       (2,966)
Accretion of Redeemable Put Warrant ..................     1,412         2,107         280            --            --
                                                         -------      --------     -------       --------      --------
Net Loss Applicable to Common Stockholders               $  (128)     $ (1,859)    $(2,049)      $(4,521)      $(2,966)
                                                         =======      ========     =======       ========      ========
Income (Loss) per Common Share--Basic
 and Diluted:
 Income (Loss) Before Extraordinary Charge               $ (0.40)     $ (32.61)    $  0.00       $ (0.26)      $ (0.11)
 Extraordinary Charge, Net of Tax Benefit (2)                 --            --       (0.15)           --            --
                                                         -------      --------     -------       --------      --------
 Net Loss Applicable to Common
  Stockholders .......................................   $ (0.40)     $ (32.61)    $ (0.15)      $ (0.26)      $ (0.11)
                                                         =======      ========     =======       ========      ========
 Weighted Average Common Shares
  Outstanding ........................................       321            57      13,911        17,172        27,470
                                                         =======      ========     =======       ========      ========
Pro Forma (3):
 Net Loss Applicable to Common
  Stockholders .......................................   $ (0.01)     $  (0.16)    $ (0.13)      $ (0.26)      $ (0.11)
                                                         =======      ========     =======       ========      ========
 Weighted Average Common Shares
  Outstanding ........................................    11,976        11,676      15,206        17,172        27,470
                                                         =======      ========     =======       ========      ========
Other Data:
EBITDA (4) ...........................................   $20,885      $ 26,124     $33,629       $50,218       $97,507
EBITDA as a Percentage of Total Revenues .............      23.8%         25.0%       24.2%         24.1%         23.0%
Capital Expenditures:
 Growth (5)(6) .......................................   $15,829      $ 14,395     $23,334       $37,082       $54,566
 Maintenance (7) .....................................     1,151           858       1,112         1,238         1,888
                                                         -------      --------     -------       --------      --------
  Total Capital Expenditures (6) .....................   $16,980      $ 15,253     $24,446       $38,320       $56,454
                                                         =======      ========     =======       ========      ========

                                                            As of December 31,
                                      --------------------------------------------------------------
                                         1994         1995         1996         1997         1998
                                      ----------   ----------   ----------   ----------   ----------
Consolidated Balance Sheet Data:
Cash and Cash Equivalents .........    $  1,303     $  1,585     $  3,453     $ 24,510     $  1,715
Total Assets ......................     136,859      186,881      281,799      636,786      967,385
Total Debt ........................      86,258      121,874      184,733      428,018      456,178
Stockholders' Equity ..............      22,869       21,011       52,384      137,733      338,882

----------------
(1) Other income, net includes a $1.7 million gain resulting from the settlement of several insurance claims related to the March 1997 fires at Iron Mountain's South Brunswick Township, New Jersey facilities.

(2) The extraordinary charge consists of a prepayment penalty, the write-off of deferred financing costs, original issue discount and loss on termination of interest rate protection agreements.

(3) Represents pro forma earnings per share as if the preferred stock that was converted into Common Stock in connection with the Company's Initial Public Offering (as defined herein) had been converted for all periods presented. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

(4) Based on its experience in the RIMS industry, the Company believes that EBITDA is an important tool for measuring the performance of RIMS companies (including potential acquisition targets) in several areas, such as liquidity, operating performance and leverage. In addition, lenders use EBITDA as a criterion in evaluating RIMS companies, and substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources" for discussions of other measures of performance determined in accordance with GAAP and the Company's sources and applications of cash flow.

(5) Growth capital expenditures consist primarily of investments in racking systems, management information systems, new buildings and improvements to existing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Investments."

(6) Includes $2,901 in 1994 related to the cost of constructing a RIMS facility which was sold in a sale and leaseback transaction in 1994.

(7) Consists of capital expenditures made in order to maintain the Company's current revenue stream.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with "Item 6. Selected Consolidated Financial and Operating Information" and the Company's Consolidated Financial Statements and the Notes thereto and the other financial and operating information included elsewhere in this filing.

Overview
     The primary financial objective of the Company is to increase its consolidated EBITDA, which is a source of funds for investment in continued internal growth and growth through acquisitions and to service indebtedness. The Company has benefited from growth in consolidated EBITDA, which has increased from $33.6 million for 1996 to $97.5 million for 1998 (a compound annual growth rate of 70.3%). However, other measures of the Company's financial performance, such as consolidated net income and consolidated net income applicable to common stockholders, have been negatively affected by this objective.

     For the years ended December 31, 1996 through 1998, the Company experienced consolidated net losses applicable to common stockholders. Such net losses are attributable in part to significant charges associated with the Company's pursuit of its growth strategy, namely: (i) increases in depreciation and amortization expenses associated with expansion of the Company's storage capacity, (ii) increases in goodwill amortization associated with acquisitions accounted for under the purchase method and (iii) increases in interest expense associated with the borrowings used to fund its acquisitions. In addition, consolidated net income applicable to common stockholders was negatively affected in 1996 by an extraordinary charge related to the early retirement of debt.

     The Company classifies its operations into two fundamental businesses:
RIMS and IT Staffing. The Company acquired its IT Staffing business in the Arcus Merger. The reportable segments are managed separately since each business has different economic characteristics based on the differing customer requirements and the nature of the services provided.

     The Company's RIMS revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and have accounted for approximately 60% of total RIMS revenues in each of the last five years. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and the sale of storage materials and are derived primarily from the Company's courier operations (consisting primarily of the pickup and delivery of records upon customer request), additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers, magnetic media, including computer tapes, and related supplies. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

     The Company's IT Staffing business generates revenues by supplying information technology professionals to its clients on either a contract or temporary basis. The Company also recruits information technology professionals for permanent placement with its clients.

     Cost of sales (excluding depreciation) for the RIMS segment consists primarily of wages and benefits, facility occupancy costs, vehicle and other equipment costs and supplies. Of these, the most significant are wages and benefits and facility occupancy costs. Over the past several years, the Company has been able to reduce per Carton storage costs by: (i) designing racking systems and operating space to maximize facility storage efficiency, (ii) negotiating favorable facility leases and having facilities built to its custom specifications and (iii) occupying larger facilities, which, when filled, are less expensive per Carton to operate. For the IT Staffing segment, cost of sales (excluding depreciation) consists primarily of wages and benefits.

     Selling, general and administrative expenses for both the RIMS and IT Staffing segments consist primarily of management, administrative, sales and marketing wages and benefits, as well as travel, communications, professional fees, bad debts, training, office equipment and supplies expenses.

     The Company's consolidated depreciation and amortization charges result primarily from the capital-intensive nature of the RIMS business and the acquisitions the Company has completed. The principal components of depreciation relate to racking systems and related equipment, new buildings and leasehold improvements, equipment for new facilities and computer system hardware and software. Amortization primarily relates to goodwill and noncompetition agreements arising from acquisitions and customer acquisition costs. The Company has accounted for all of its acquisitions under the purchase method. Since the purchase price for RIMS companies is usually substantially in excess of the fair value of their net assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported consolidated net income. The Company has not acquired any IT Staffing companies other than through its acquisition of Arcus Group.

     EBITDA is an important financial performance measure in the RIMS industry, both for determining the value of companies within the industry and for defining standards for borrowing from institutional lenders. For 1996, 1997 and 1998, the Company's RIMS EBITDA margins were 24.2%, 24.1% and 25.0%, respectively. The Company acquired 16, 18 and 15 RIMS businesses in 1996, 1997 and 1998, respectively, most of which had lower EBITDA margins than the rest of the Company's RIMS business. The anticipated synergies relating to such acquisitions were generally not realized immediately. Nonetheless, the Company has been able to maintain its recent RIMS EBITDA margins through increased overall operating efficiencies and economies of scale and the realization of synergies in connection with earlier acquisitions.

     Although the EBITDA margins for the Company's IT Staffing business are lower than for the Company's RIMS business, the capital requirements in the IT Staffing business are minimal. The EBITDA margin of the Company's IT Staffing business for 1998 was 3.9%. This resulted in the Company's 1998 consolidated EBITDA margin being lower than it was in prior years. The Company's consolidated EBITDA margin for 1998 was 23.0%, as compared to 24.1% for 1997 and to the Company's RIMS EBITDA margin of 25.0% for 1998.

     In March 1997, the Company experienced three fires that resulted in damage to one and destruction of the Company's other RIMS facility in South Brunswick Township, New Jersey. The affected facilities represented less than three percent of revenues and less than two percent of consolidated EBITDA for 1996. The results for the year ended December 31, 1997 do not include any gain or loss resulting from the fires. In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption insurance policy, related to the fires. Other income, net, for the year ended December 31, 1998 includes a $1.7 million gain related to this settlement. The calculation of EBITDA does not include this gain. See "Item 3. Legal Proceedings" and Note 11 of Notes to Consolidated Financial Statements for a description of certain claims and proceedings against the Company relating to these fires.

     In June 1998, the Iron Mountain Board authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. All issued and outstanding share and per share amounts included herein have been restated to reflect the stock split.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Based on the Company's current budget, it expects net income and EBITDA to be negatively impacted by approximately $2 million and $4 million per year, respectively.


Results of Operations
     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of total consolidated revenues.

                                                                     Year Ended December 31,
                                                            ------------------------------------------
                                                                1996           1997           1998
                                                            ------------   ------------   ------------
Revenues:
 Storage ................................................        61.9%          60.3%          54.5%
 Service and Storage Material Sales .....................        38.1           39.7           45.5
                                                                -----          -----          -----
  Total Revenues ........................................       100.0          100.0          100.0
                                                                -----          -----          -----
Operating Expenses:
 Cost of Sales (Excluding Depreciation) .................        51.0           51.2           52.2
 Selling, General and Administrative ....................        24.8           24.7           24.8
 Depreciation and Amortization ..........................        12.2           13.0           11.6
                                                                -----          -----          -----
  Total Operating Expenses ..............................        88.0           88.9           88.6
                                                                -----          -----          -----
Operating Income ........................................        12.0           11.1           11.4
Interest Expense ........................................        10.7           13.3           10.8
Other Income, Net .......................................          --             --            0.3
                                                                -----          -----          -----
Income (Loss) before Provision for Income Taxes .........         1.3          ( 2.2)           0.9
Provision for Income Taxes ..............................         1.0             --            1.6
                                                                -----          -----          -----
Income (Loss) Before Extraordinary Charge ...............         0.3          ( 2.2)         ( 0.7)
Extraordinary Charge, Net of Tax Benefit ................         1.6             --             --
                                                                -----          -----          -----
Net Loss ................................................       ( 1.3)         ( 2.2)         ( 0.7)
Accretion of Redeemable Put Warrant .....................         0.2             --             --
                                                                -----          -----          -----
Net Loss Applicable to Common Stockholders ..............       ( 1.5)%        ( 2.2)%        ( 0.7)%
                                                                =====          =====          =====
EBITDA ..................................................        24.2%          24.1%          23.0%
                                                                =====          =====          =====

     The following table sets forth, for the year ended December 31, 1998, information derived from the Company's consolidated statements of operations, as it relates to the Company's RIMS and IT Staffing business segments, expressed as a percentage of total revenues for each such segment.


                                                       RIMS       IT Staffing
                                                    ----------   -------------
Segment Revenues:
 Storage ........................................       60.1%       --%
 Service and Storage Material Sales .............       39.9     100.0
                                                       -----     -----
  Total Segment Revenues ........................      100.0     100.0
                                                       -----     -----
Operating Expenses:
 Cost of Sales (Excluding Depreciation) .........       50.0      73.1
 Selling, General and Administrative ............       25.0      23.0
 Depreciation and Amortization ..................       12.6       2.0
                                                       -----     -----
  Total Operating Expenses ......................       87.6      98.1
                                                       -----     -----
Operating Income ................................       12.4       1.9
                                                       =====     =====
EBITDA ..........................................       25.0       3.9
                                                       =====     =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Consolidated storage revenues increased $104.7 million, or 83.1%, to $230.7 million for the year ended December 31, 1998 from $126.0 million for the year ended December 31, 1997, primarily due to the completion of 33 acquisitions during 1998 and 1997. Consolidated and RIMS internal revenue growth was 10.2% and resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers. The RIMS business accounted for all of the storage revenues for the years ended December 31, 1998 and 1997.

     Consolidated service and storage material sales revenues increased $110.0 million, or 132.9%, to $192.8 million for the year ended December 31, 1998 from $82.8 million for the year ended December 31, 1997, primarily due to acquisitions. Consolidated and RIMS internal revenue growth was 14.6% and resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Included within the $110.0 million increase is $39.6 million attributable to the IT Staffing business. Service and storage material sales revenues for the Company's RIMS business increased $70.4 million, or 85.0%, to $153.2 million from $82.8 million for the year ended December 31, 1997.

     For the reasons discussed above, total consolidated revenues increased $214.7 million, or 102.9%, to $423.5 million for the year ended December 31, 1998 from $208.8 million for the year ended December 31, 1997. Total revenues for the RIMS business increased $175.1 million, or 83.9%, to $383.9 million for the year ended December 31, 1998 from $208.8 million for the year ended December 31, 1997. Total IT Staffing revenues amounted to $39.6 million for the year ended December 31, 1998. Consolidated and RIMS internal revenue growth was 11.9%.

     Consolidated cost of sales (excluding depreciation) increased $114.1 million, or 106.8%, to $221.0 million (52.2% of consolidated revenues) for the year ended December 31, 1998 from $106.9 million (51.2% of consolidated revenues) for the year ended December 31, 1997. The dollar increase was primarily attributable to the increase in records and other media stored, expenses related to certain facility relocations and costs associated with the Company's new IT Staffing business. The increase as a percentage of consolidated revenues was primarily attributable to the IT Staffing business having a lower gross margin than the RIMS business. Cost of sales (excluding depreciation) for the Company's RIMS business increased $85.2 million to $192.1 million (50.0% of RIMS revenues) for the year ended December 31, 1998 from $106.9 million (51.2% of RIMS revenues) for the same period last year. The decrease as a percentage of revenues was primarily attributable to: (i) certain data security acquisitions, including the Arcus Merger, and the acquisition of a software escrow business, acquired in the third quarter of 1997, having a higher gross margin than the rest of the Company and (ii) the closing of redundant facilities associated with certain acquisitions. The IT Staffing business reported cost of sales (excluding depreciation) of $28.9 million (73.1% of IT Staffing revenues).

     Consolidated selling, general and administrative expenses increased $53.4 million, or 103.3%, to $105.0 million (24.8% of consolidated revenues) for the year ended December 31, 1998 from $51.7 million (24.7% of consolidated revenues) for the year ended December 31, 1997. The dollar increase was primarily attributable to: (i) the addition of overhead attributable to the Arcus Merger, (ii) additional salespeople, primarily related to the acquisitions of Arcus Group and Safesite Records Management Corporation ("Safesite") and the decision by the Company to significantly increase its selling resources, (iii) increased personnel, office and overhead costs to support the Company's growth and (iv) recruiting, relocation and training expenses associated with acquisition integration. As a result, selling, general and administrative expenses for the RIMS business increased $44.2 million to $95.9 million (25.0% of RIMS revenues) for the year ended December 31, 1998 from $51.7 million (24.7% of RIMS revenues) for the year ended December 31, 1997. The IT Staffing business reported selling, general and administrative expenses of $9.1 million (23.0% of IT Staffing revenues).

     Consolidated depreciation and amortization expense increased $22.1 million, or 81.5%, to $49.2 million (11.6% of consolidated revenues) for the year ended December 31, 1998 from $27.1 million (13.0% of consolidated revenues) for the year ended December 31, 1997. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the Company's acquisitions and capital expenditures for the Company's RIMS businesses, including racking systems, information systems and improvements to existing facilities. As a result, depreciation and amortization expense for the RIMS business increased $21.2 million to $48.3 million (12.6% of RIMS revenues) for the year ended December 31, 1998 from $27.1 million (13.0% of RIMS revenues) for the year ended December 31, 1997. The IT Staffing business reported depreciation and amortization expenses of $0.8 million (2.0% of IT Staffing revenues).

     As a result of the foregoing factors, consolidated operating income increased $25.3 million, or 109.5%, to $48.4 million (11.4% of consolidated revenues) for the year ended December 31, 1998 from $23.1 million (11.1% of consolidated revenues) for the year ended December 31, 1997. Operating income for the RIMS business increased $24.6 million, or 106.3%, to $47.7 million (12.4% of RIMS revenues) for the year ended December 31, 1998 from $23.1 million (11.1% of RIMS revenues) for the year ended December 31, 1997. Operating income for the IT Staffing business was $0.8 million (1.9% of IT Staffing revenues) for the year ended December 31, 1998.

     Consolidated interest expense increased $18.0 million, or 65.1%, to $45.7 million for the year ended December 31, 1998 from $27.7 million for the year ended December 31, 1997. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the year ended December 31, 1998 compared to the same period in 1997.


     Consolidated other income for the year ended December 31, 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under the Company's business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities. Such gain is partially offset by a $0.3 million loss on a foreign currency transaction in connection with the acquisition of BDM.


     As a result of the foregoing factors, consolidated income (loss) before the provision (benefit) for income taxes increased $8.6 million to income of $4.0 million (0.9% of consolidated revenues) for the year ended December 31, 1998 from a loss of $4.6 million (2.2% of consolidated revenues) for the year ended December 31, 1997. The provision for income taxes was $6.9 million for the year ended December 31, 1998 compared to a credit of $0.1 million for the year ended December 31, 1997. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1998 Acquisitions, the Company recorded approximately $128.1 million in nondeductible goodwill.


     Consolidated net loss decreased $1.5 million to a net loss of $3.0 million (0.7% of consolidated revenues) for the year ended December 31, 1998 from a consolidated net loss of $4.5 million (2.2% of consolidated revenues) for the year ended December 31, 1997.


     As a result of the foregoing factors, consolidated EBITDA increased $47.3 million, or 94.2%, to $97.5 million (23.0% of consolidated revenues) for the year ended December 31, 1998 from $50.2 million (24.1% of consolidated revenues) for the year ended December 31, 1997. EBITDA for the RIMS business increased $45.8 million, or 91.2%, to $96.0 million (25.0% of RIMS revenues) for the year ended December 31, 1998 from $50.2 million (24.1% of RIMS revenues) for the year ended December 31, 1997. EBITDA for the IT Staffing business was $1.6 million (3.9% of IT Staffing revenues) for the year ended December 31, 1998.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Consolidated storage revenues increased $40.2 million, or 46.8%, to $126.0 million for the year ended December 31, 1997 from $85.8 million for the year ended December 31, 1996. Thirty-four acquisitions completed by the Company in 1996 and 1997 accounted for $34.0 million, or 84.7%, of such increase. The balance of such increase resulted from net Carton growth from existing customers and from sales to new customers.


     Consolidated service and storage material sales revenues increased $29.9 million, or 56.5% to $82.8 million for the year ended December 31, 1997 from $52.9 million for the year ended December 31, 1996. Acquisitions completed by the Company in 1996 and 1997 accounted for $25.9 million, or 86.8%, of such increase. The balance of such increase resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. The greater percentage increase in service and storage material sales revenues, as compared to storage revenues, for the year ended December 31, 1997 was primarily attributable to certain businesses acquired in 1997 that have a higher component of service and storage material sales revenues, compared to storage revenues, than the rest of the Company's RIMS business.


     For the reasons discussed above, total consolidated revenues increased $70.1 million, or 50.5%, to $208.8 million for the year ended December 31, 1997 from $138.7 million for the year ended December 31, 1996. An increase of $59.9 million, or 42.3 percentage points, was attributable to acquisitions completed by the Company in 1996 and 1997, and an increase of $10.2 million, or 8.2 percentage points, was attributable to internal growth. The internal growth percentage includes the loss of revenues resulting from the fires in South Brunswick Township, New Jersey in March 1997. Excluding the Company's South Brunswick operations for both years, internal growth for the year was 10.1%.


     Consolidated cost of sales (excluding depreciation) increased $36.2 million, or 51.1%, to $106.9 million (51.2% of revenues) for the year ended December 31, 1997 from $70.7 million (51.0% of revenues) for the year ended December 31, 1996. The dollar increase was primarily attributable to the increase in Cartons stored and expenses related to certain facility relocations. The increase as a percentage of revenues was primarily attributable to recent acquisitions, which initially have lower gross margins than the rest of the Company.


     Consolidated selling, general and administrative expenses increased $17.4 million, or 50.5%, to $51.7 million (24.7% of revenues) for the year ended December 31, 1997 from $34.3 million (24.8% of revenues) for the year ended December 31, 1996. The dollar increase was primarily attributable to: (i) increased personnel, office and overhead costs needed to support the Company's growth, (ii) the addition of overhead, primarily salespeople, related to the acquisition of Safesite and (iii) the integration, training and redeployment of personnel principally related to the Safesite acquisition.


     Consolidated depreciation and amortization increased $10.2 million, or 60.1%, to $27.1 million (13.0% of revenues) for the year ended December 31, 1997 from $16.9 million (12.2% of revenues) for the year ended December 31, 1996. The dollar increase was primarily attributable to the additional depreciation and amortization related to the Company's acquisitions and capital expenditures including racking systems, information systems and improvements to existing facilities.


     As a result of the foregoing factors, consolidated operating income increased $6.4 million, or 38.4%, to $23.1 million (11.1% of revenues) for the year ended December 31, 1997 from $16.7 million (12.0% of revenues) for the year ended December 31, 1996.


     Consolidated interest expense increased $12.8 million, or 86.0%, to $27.7 million for the year ended December 31, 1997 from $14.9 million for the year ended December 31, 1996. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions. Such increase was partially offset by lower effective interest rates for the year ended December 31, 1997 as compared to the same period for 1996.


     As a result of the foregoing factors, consolidated income (loss) before provision (benefit) for income taxes decreased $6.4 million to a loss of $4.6 million (2.2% of revenues) for the year ended December 31, 1997 from income of $1.8 million (1.3% of revenues) for the year ended December 31, 1996. Provision (benefit) for income taxes was a credit of $0.1 million for the year ended December 31, 1997 compared with a provision of $1.4 million for the year ended December 31, 1996. The Company's effective tax rate is less favorable than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1997 Acquisitions, the Company recorded approximately $145 million in nondeductible goodwill.


     Consolidated net loss increased $2.7 million to a net loss of $4.5 million (2.2% of revenues) for the year ended December 31, 1997 from a net loss of $1.8 million (1.3% of revenues) for the year ended December 31, 1996. Net loss applicable to common stockholders increased $2.5 million to a net loss of $4.5 million (2.2% of revenues) for the year ended December 31, 1997 from a net loss of $2.0 million (1.5% of revenues) after accretion of $0.3 million related to a redeemable put warrant to acquire 666,578 shares of Common Stock (the "Warrant") for the year ended December 31, 1996. The Warrant was redeemed in full in February 1996, with a portion of the proceeds from the Company's initial public offering (the "Initial Public Offering"). As a result of such redemption, there will be no future charges for such accretion.


     As a result of the foregoing factors, consolidated EBITDA increased $16.6 million, or 49.3%, to $50.2 million (24.1% of revenues) for the year ended December 31, 1997 from $33.6 million (24.2% of revenues) for the year ended December 31, 1996.

Recent Consolidated Quarterly Financial Data

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


                                                             Three Months Ended
                         ------------------------------------------------------------------------------------------
                                             1997                                         1998
                         -------------------------------------------- ---------------------------------------------
                           Mar. 31     June 30    Sept. 30   Dec. 31    Mar. 31    June. 30   Sept. 30    Dec. 31
                         ----------- ----------- ---------- --------- ----------- ---------- ---------- -----------
                                                               (In thousands)
Revenues:
 Storage ...............  $ 25,823    $ 27,987    $ 32,390   $39,768   $ 52,948    $ 55,592   $ 59,506   $ 62,656
 Service and,
  Storage Material
  Sales ................    16,331      18,598      22,265    25,603     46,536      47,471     48,454     50,349
                          --------    --------    --------   -------   --------    --------   --------   --------
  Total Revenues .......    42,154      46,585      54,655    65,371     99,484     103,063    107,960    113,005
Operating Expenses:
 Cost of Sales
  (Excluding
  Depreciation) ........    21,764      24,108      27,870    33,137     52,610      53,664     56,335     58,371
Selling, General and
 Administrative ........    10,207      11,296      14,180    15,985     24,418      25,801     26,447     28,359
Depreciation and
 Amortization ..........     5,722       6,243       6,530     8,612     11,264      12,122     12,839     12,927
                          --------    --------    --------   -------   --------    --------   --------   --------
  Total Operating
   Expenses ....... ....    37,693      41,647      48,580    57,734     88,292      91,857     95,621     99,657
                          --------    --------    --------   -------   --------    --------   --------   --------
Operating Income .......  $  4,461    $  4,938    $  6,075   $ 7,637   $ 11,192    $ 11,476   $ 12,339   $ 13,348
                          ========    ========    ========   =======   ========    ========   ========   ========
EBITDA .................  $ 10,183    $ 11,181    $ 12,605   $16,249   $ 22,456    $ 23,598   $ 25,178   $ 26,275
                          ========    ========    ========   =======   ========    ========   ========   ========

Liquidity and Capital Resources

Recent Financings and Sources of Funds

     In connection with certain of the 1998 Acquisitions, the Company issued 2,645,913 shares of its Common Stock and options to acquire approximately 885,000 shares of its Common Stock with fair values of approximately $51.4 million and $15.7 million, respectively.

     In April 1998, the Company issued and sold an aggregate of 6,037,500 shares (including 787,500 to cover over-allotments) of its Common Stock in an underwritten public offering (the "1998 Equity Offering"). Net proceeds after deducting underwriters' discounts were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of certain of the 1998 Acquisitions and for general corporate purposes.

     Net cash provided by financing activities was (i) $80.6 million for the year ended December 31, 1996, consisting primarily of the net proceeds of $160.1 million from the sale of the Company's 10 1/8% Senior Subordinated Notes due 2006 and $33.3 million from the Initial Public Offering, offset by $102.2 million of repayment of indebtedness and $6.6 million used to retire the Warrant, (ii) $231.2 million for the year ended December 31, 1997, consisting primarily of the net proceeds of $242.6 million from the sale of the Company's 8 3/4% Senior Subordinated Notes due 2009 (the "1997 Notes") offset by $10.3 million of repayment of indebtedness and (iii) $159.3 million for the year ended December 31, 1998, consisting primarily of the net proceeds of $132.9 million from 1998 Equity Offering and additional borrowings under the Credit Agreement of $23.7 million. As of December 31, 1998, outstanding borrowings under the Credit Agreement amounted to $35.3 million.

     The annual maturities of the Company's indebtedness for the years ending December 31, 1999, 2000, 2001, 2002 and 2003 are $1.7 million, $0.8 million,
$1.7 million, $35.9 million and $0.4 million, respectively. As of March 1, 1999, the Company had outstanding borrowings of approximately $85.5 million under the Credit Agreement, which were used to fund, among other things, the purchase price of the acquisition of four RIMS businesses, including BDM, and general corporate purposes.

     As of March 1, 1999, the Company had $506.1 million of total debt, of which $420.6 million had fixed interest rates and $85.5 million had variable interest rates. See Note 4 of Notes to Consolidated Financial Statements.

     Net cash provided by operations was $67.1 million for the year ended December 31, 1998 compared to $22.4 million for the same period in 1997. The increase was primarily attributable to the increase in EBITDA, accounts payable, other long-term liabilities and deferred income and the decrease in inventory, prepaid expenses and other current assets.

     At December 31, 1998, the Company had estimated net operating loss carryforwards of approximately $46.2 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. The preceding net operating loss carryforwards do not include preacquisition net operating loss carryforwards of Arcus Group. As a result of the litigation relating to Arcus Group's net operating loss carryforwards, the Company has not recognized the deferred tax asset generated by such loss carryforwards. If the litigation is resolved favorably, any tax benefit realized will be recorded as a reduction of goodwill.

Capital Investments

     As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions, (ii) capital expenditures, primarily related to growth, including investments in real estate, racking systems, management information systems and improvements to existing facilities, and (iii) customer acquisition costs. Cash paid for these investments during 1998 amounted to $189.7 million, $56.5 million and $3.0 million, respectively. These investments have been primarily funded through cash flows from operations, borrowings under the Credit Agreement, a portion of the net proceeds from the sale of the 1997 Notes and the net proceeds from the 1998 Equity Offering.

     As a result of the Company implementing its acquisition strategy, cash paid for acquisitions was $68.5 million, $192.2 million, and $189.7 million for 1996, 1997 and 1998, respectively. In addition, in connection with certain of the 1997 Acquisitions and 1998 Acquisitions, the Company issued Common Stock and options to purchase Common Stock with an aggregate fair value of $88.9 and $67.1 million, respectively. From January 1, 1999 through March 1, 1999, the Company acquired four additional RIMS businesses for total consideration of approximately $55 million.

     In February 1999, the Company entered into definitive agreements to acquire all of the outstanding capital stock of Data Base and related real estate, a RIMS company based in Bellevue, Washington, operating in 12 markets, for total consideration of approximately $115 million. The consideration will consist of $46 million in Common Stock (1,476,577 shares), and the balance in cash and assumed indebtedness.

     For 1996, 1997 and 1998, the Company's growth-related capital expenditures were $23.3 million, $37.1 million and $54.6 million, respectively. Growth-related capital expenditures consist primarily of investments in racking systems, management information systems, new buildings and improvements to existing facilities. For 1996, 1997 and 1998, the Company's capital expenditures made in order to maintain the Company's current revenue stream were $1.1 million, $1.2 million and $1.9 million, respectively.

     The Company currently estimates that its capital expenditures (other than capital expenditures related to future acquisitions, which cannot be presently estimated) for 1999 will be approximately $65 million. The Company expects to fund these expenditures with cash flows from operations.

     In addition, the Company incurs costs (net of revenues received for the initial transfer of records) related to the acquisition of large volume accounts. For 1996, 1997 and 1998, the Company's additions to customer acquisition costs were $1.6 million, $1.6 million and $3.0 million, respectively.

Acquisitions

     The Company's liquidity and capital resources have been significantly impacted by acquisitions within the RIMS industry and, given the Company's acquisition strategy, may be significantly impacted for the foreseeable future.


     The Company has historically financed the cash portion of its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and with the net proceeds of issuances of debt securities and Common Stock. The Company's future interest expense may increase significantly as a result of the additional indebtedness the Company may incur to finance possible future acquisitions. To the extent that future acquisitions are financed by additional borrowings under the Credit Agreement or other credit facilities, or the future issuance of debt securities, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as debt to equity, EBITDA to debt and EBITDA to interest expense.

     In connection with its acquisition program, the Company undertakes certain restructurings of the acquired businesses. Formalized restructuring plans for acquisitions are completed within one year of the date of acquisition. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, the Company established reserves of $6.6 million and $11.4 million in 1997 and 1998, respectively, as part of the purchase accounting for the acquisitions. During 1997 and 1998, the Company expended $2.2 million and $4.7 million, respectively, for restructuring costs. In addition, the Company made $0.3 million and $1.6 million of adjustments in 1997 and 1998, respectively, which reduced goodwill, as a result of management finalizing restructuring plans within one year of acquisition. These expenditures consisted primarily of severance costs and costs relating to exiting facilities. At December 31, 1998, the Company had a total of $10.5 million accrued for restructuring costs for all of its then completed acquisitions. The Company expects to record reserves for the acquisitions completed between January 1, 1999 and March 1, 1999 and is currently evaluating its restructuring plans. The Company will continue to re-evaluate its restructuring plans regarding these acquisitions during the year following their consummation.


Future Capital Needs

     The Company's ability to generate sufficient cash to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with borrowings from existing and possible future debt financings will be sufficient for the foreseeable future to meet debt service requirements and to make possible future acquisitions and capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.


Seasonality

     Historically, the Company's businesses have not been subject to seasonality in any material respect.


Inflation

     Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through increased operating efficiencies, the Company cannot assure that it will be able to offset any future inflationary cost increases through similar efficiencies or increased storage or service charges.


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

Operational Systems

     The Company's primary operational systems for its RIMS segment are Safekeeper, an internally developed software application used mainly in its business records operations, and MediaLink, a software application obtained from a third party used mainly in the Company's data security operations. Additionally, as an active acquirer of businesses, the Company currently uses, and will continue to use, several different legacy operational systems that have been, and will be, inherited through its ongoing acquisition program. Both Safekeeper and MediaLink are Y2K compliant. Based on the Company's assessment, management believes that approximately 85% of its business units are currently operating with an operational system that is Y2K compliant or upgradable to a currently available Y2K compliant version of the existing software. Conversion of the remaining business units to a Y2K compliant operational system is currently underway.

     The Company's IT Staffing business uses commercially available, off-the-shelf software packages from nationally recognized vendors for its primary software applications, which include its financial accounting, time and billing and resume retrieval database systems. Based on publicly available certifications from the vendors, the Company believes that these software packages are Y2K compliant. The IT Staffing business upgraded its accounting software to the Y2K compliant release in December 1998, and expects to complete the upgrade of its time and billing software to the Y2K compliant releases by the end of the second quarter of 1999.

Financial Accounting Systems

     As part of its normal course of business, the Company has several system improvement initiatives underway. One such initiative involves the installation of new financial accounting software from Oracle Corporation ("Oracle"). Oracle has certified that its accounting software is Y2K compliant. The installation of the Oracle software is substantially complete and is expected to be concluded by the end of the third quarter of 1999.

     The Company currently uses, and will continue to use, several different legacy accounting systems that have been, and will be, inherited through its ongoing acquisition program. Accordingly, the Company continues to assess these newly acquired legacy systems and, based on vendor certifications, believes that substantially all of these systems are Y2K compliant. The Company is in the process of remediating the remaining systems and expects to complete such remediation before the end of the third quarter of 1999.

Products and Services Obtained from Third Parties

     Products and services obtained from third parties are comprised mainly of
(i) facility systems, including telecommunications, climate control systems, security systems, fire and safety systems ("Facility Systems"), and (ii) products and services purchased from vendors, including third party payroll processing and products for resale such as cartons and operating supplies. The Company has substantially completed assessment of its telecommunications systems and is in the process of implementing its remediation plan for such systems that are not Y2K compliant. With respect to its other Facility Systems and products and services purchased from vendors, the Company's assessment phase is substantially complete and its implementation phase is expected to be completed by the end of the third quarter of 1999.

Customers

     The Company's customer base is diversified in terms of revenue and industry concentration. Only two customers account for more than 1% of total revenues and no customer accounts for more than 2% of total revenues. Given the nature of the services the Company provides to its customers, as well as the diversification of its customer base, the Company does not believe that Y2K issues associated with its customers will have a material adverse effect on its financial condition or results of operations.

Costs

     Based on the Company's current assessment of its Y2K issues, the total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. Certain costs associated with the Company's pre-existing system improvement initiatives and the purchase of equipment (including the financial accounting software developed by Oracle, Safekeeper and MediaLink) will be capitalized and amortized over their useful lives. Certain payroll and related costs represent the redeployment of existing staff resources rather than incremental costs to the Company. All other costs associated with the Plan will be expensed as incurred. Costs associated with the Plan to be incurred in 1999 are estimated to be under $3 million and are included in the Company's operating and capital budgets for 1999.

Contingency Plans

     As part of its Y2K project, the Company has analyzed its points of major risk and is developing contingency plans as a backup to its remediation effort.


Year 2000 Risks

     The failure on the part of the Company or one of its suppliers to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, although the extent of such a business disruption is not known at this time. The implementation of the Plan is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the completion of its existing system improvement initiatives and the successful execution of the Plan, the likelihood of significant interruptions of normal operations will be substantially reduced. However, the Company cannot assure that it will be able to address the Y2K issues for all of its software applications and major operating systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses. If the Company or its major third party suppliers of products and services fail to adequately address their Y2K issues, or the Company fails to successfully integrate or convert its computer systems generally, the Company's business, financial condition or results of operations could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The acquisition of BDM, which was financed with British pounds, as described in Note 2 to the Consolidated Financial Statements, and any other international investments, if completed, may be subject to risks and uncertainties relating to fluctuations in currency valuation.

     The Company engages neither in speculative nor derivative trading activities. As of December 31, 1998, the Company had $35.3 million of debt outstanding with a weighted average variable interest rate of 6.45% and $420.9 million of fixed rate debt. If the weighted average variable interest rate had increased by 1% to 7.45%, such increase would have had a negative impact on the Company's net income for the year ended December 31, 1998 of approximately $212,000. See Note 4 to the Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of December 31, 1998.

Item 8. Financial Statements and Supplementary Data.


                         INDEX TO FINANCIAL STATEMENTS


                                                                                          Page
                                                                                         -----
Report of Independent Public Accountants ...............................................  35
Consolidated Balance Sheets, December 31, 1997 and 1998 ................................  36
Consolidated Statements of Operations, Years ended December 31, 1996, 1997 and 1998 ....  37
Consolidated Statements of Stockholders' Equity, Years ended December 31, 1996, 1997 and
 1998 ..................................................................................  38
Consolidated Statements of Cash Flows, Years ended December 31, 1996, 1997 and 1998 ....  39
Notes to Consolidated Financial Statements .............................................  40
Financial Statement Schedule:
 Report of Independent Public Accountants ..............................................  58
 Schedule II--Valuation and Qualifying Accounts ........................................  59

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Iron Mountain Incorporated:

     We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Delaware corporation) and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                              /s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts

February 19, 1999

                           IRON MOUNTAIN INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                    December 31,
                                                             ---------------------------
                                                                 1997           1998
                                                             ------------   ------------
                                                ASSETS
Current Assets:
 Cash and cash equivalents ...............................    $  24,510      $   1,715
 Accounts receivable (less allowances of $1,929 and $3,316
  as of 1997 and 1998, respectively) .....................       40,545         75,565
 Receivable from insurance company .......................        5,410            329
 Foreign currency transaction receivable .................           --         45,885
 Deferred income taxes ...................................        5,896         10,474
 Prepaid expenses and other ..............................        5,566          9,969
                                                              ---------      ---------
  Total Current Assets ...................................       81,927        143,937
Property, Plant and Equipment:
 Property, plant and equipment ...........................      245,174        354,101
 Less--Accumulated depreciation ..........................      (61,276)       (87,358)
                                                              ---------      ---------
  Net Property, Plant and Equipment ......................      183,898        266,743
Other Assets:
 Goodwill, net ...........................................      340,852        527,235
 Customer acquisition costs, net .........................        7,319          9,574
 Deferred financing costs, net ...........................       14,429         13,392
 Other ...................................................        8,361          6,504
                                                              ---------      ---------
  Total Other Assets .....................................      370,961        556,705
                                                              ---------      ---------
  Total Assets ...........................................    $ 636,786      $ 967,385
                                                              =========      =========
                             LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
 Current portion of long-term debt .......................    $     520      $   1,731
 Note payable ............................................        3,000             --
 Accounts payable ........................................       11,022         20,620
 Accrued expenses ........................................       28,131         48,539
 Foreign currency transaction payable ....................           --         46,200
 Deferred income .........................................       11,931         26,043
 Other current liabilities ...............................        1,149            339
                                                              ---------      ---------
  Total Current Liabilities ..............................       55,753        143,472
Long-term Debt, net of current portion ...................      424,498        454,447
Other Long-Term Liabilities ..............................        5,336          8,925
Deferred Rent ............................................        8,202          9,616
Deferred Income Taxes ....................................        5,264         12,043
Commitments and Contingencies (see Note 11)
Stockholders' Equity:
 Preferred stock .........................................           --             --
 Common stock ............................................          202            294
 Additional paid-in capital ..............................      151,904        355,927
 Accumulated deficit .....................................      (14,373)       (17,339)
                                                              ---------      ---------
  Total Stockholders' Equity .............................      137,733        338,882
                                                              ---------      ---------
  Total Liabilities and Stockholders' Equity .............    $ 636,786      $ 967,385
                                                              =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                    Year Ended December 31,
                                                              1996            1997            1998
Revenues:
 Storage .............................................     $  85,826       $ 125,968       $ 230,702
 Service and storage material sales ..................        52,892          82,797         192,810
                                                           ---------       ---------       ---------
  Total Revenues .....................................       138,718         208,765         423,512
Operating Expenses:
 Cost of sales (excluding depreciation) ..............        70,747         106,879         220,980
 Selling, general and administrative .................        34,342          51,668         105,025
 Depreciation and amortization .......................        16,936          27,107          49,152
                                                           ---------       ---------       ---------
  Total Operating Expenses ...........................       122,025         185,654         375,157
                                                           ---------       ---------       ---------
Operating Income .....................................        16,693          23,111          48,355
Interest Expense .....................................        14,901          27,712          45,756
Other Income, net ....................................            --              --           1,384
                                                           ---------       ---------       ---------
  Income (Loss) Before Provision (Benefit) for
   Income Taxes ......................................         1,792          (4,601)          3,983
Provision (Benefit) for Income Taxes .................         1,435             (80)          6,949
                                                           ---------       ---------       ---------
  Income (Loss) Before Extraordinary Charge ..........           357          (4,521)         (2,966)
Extraordinary Charge from Early Retirement of Debt
 (Net of Tax Benefit of $1,413).......................         2,126              --              --
                                                           ---------       ---------       ---------
  Net Loss ...........................................        (1,769)         (4,521)         (2,966)
Accretion of Redeemable Put Warrant ..................           280              --              --
                                                           ---------       ---------       ---------
  Net Loss Applicable to Common Stockholders .........     $  (2,049)      $  (4,521)      $  (2,966)
                                                           =========       =========       =========
Income (Loss) per Common Share--Basic and Diluted
 (See Notes 6 and 7):
 Income (loss) before extraordinary charge ...........     $    0.00       $   (0.26)      $   (0.11)
 Extraordinary charge (net of tax benefit) ...........       (  0.15)             --              --
                                                           ---------       ---------       ---------
 Net Loss Applicable to Common Stockholders ..........     $   (0.15)      $   (0.26)      $   (0.11)
                                                           =========       =========       =========
Weighted Average Common Shares Outstanding ...........        13,911          17,172          27,470
                                                           =========       =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                       Common Stock
                                                       --------------------------------------------
                                   Preferred Stock        Class A Voting             Voting
                                ---------------------- --------------------- ----------------------
                                    Shares     Amount     Shares     Amount      Shares     Amount
                                ------------- -------- ------------ -------- ------------- --------
Balance, December 31, 1995          499,395   5            44,888     --              --       --
Conversion of preferred stock
 to common stock                   (499,395)   (5)        (44,888)    --      10,915,712      109
Issuance of shares in initial
 public offering                         --   --               --     --       3,525,000       36
Exercise of stock options                --   --               --     --          10,344       --
Issuance of shares for
 services                                --   --               --     --           1,372       --
Conversion of common
 stock--nonvoting to
 common stock--voting                    --   --               --     --          34,058       --
Net loss                                 --   --               --     --              --       --
Warrant accretion                        --   --               --     --              --       --
                                   --------   ---         -------     --      ----------      ---
Balance, December 31, 1996               --   --               --     --      14,486,486      145
Exercise of stock options                --   --               --     --         123,657        1
Issuance of shares for
 services                                --   --               --     --           2,751       --
Shares and options issued in
 connection with acquisitions,
 net of issuance costs                   --   --               --     --       4,851,341       49
Conversion of common
 stock--nonvoting to
 Common Stock--voting                    --   --               --     --         715,942        7
Net loss                                 --   --               --     --              --       --
                                   --------   ---         -------     --      ----------      ---
Balance, December 31, 1997               --   --               --     --      20,180,177      202
Shares and options issued in
 connection with acquisitions,
 net of issuance costs                   --   --               --     --       2,645,913       26
Issuance of shares in
 secondary public offering               --   --               --     --       6,037,500       60
Exercise of stock options                --   --               --     --         566,615        6
Net loss                                 --   --               --     --              --       --
                                   --------   ---         -------     --      ----------      ---
Balance, December 31, 1998               --   --               --     --      29,430,205      294
                                   ========   ===         =======     ==      ==========      ===



                                    Common Stock
                                ---------------------
                                      Non-Voting       Additional                     Total
                                ---------------------    Paid-in    Accumulated   Stockholders'
                                   Shares     Amount     Capital      Deficit        Equity
                                ------------ -------- ------------ ------------- --------------
Balance, December 31, 1995              --   --          28,809        (7,803)       21,011
Conversion of preferred stock
 to common stock                   750,000   7             (111)           --            --
Issuance of shares in initial
 public offering                        --   --          33,249            --        33,285
Exercise of stock options               --   --             118            --           118
Issuance of shares for
 services                               --   --              19            --            19
Conversion of common
 stock--nonvoting to
 common stock--voting              (34,058)  --              --            --            --
Net loss                                --   --              --        (1,769)       (1,769)
Warrant accretion                       --   --              --          (280)         (280)
                                   -------   --          ------        ------        ------
Balance, December 31, 1996         715,942   7           62,084        (9,852)       52,384
Exercise of stock options               --   --           1,532            --         1,533
Issuance of shares for
 services                               --   --              52            --            52
Shares and options issued in
 connection with acquisitions,
 net of issuance costs                  --   --          88,236            --        88,285
Conversion of common
 stock--nonvoting to
 Common Stock--voting             (715,942)   (7)            --            --            --
Net loss                                --   --              --        (4,521)       (4,521)
                                  --------   ---         ------        ------        ------
Balance, December 31, 1997              --   --         151,904       (14,373)      137,733
Shares and options issued in
 connection with acquisitions,
 net of issuance costs                  --   --          66,888            --        66,914
Issuance of shares in
 secondary public offering              --   --         131,961            --       132,021
Exercise of stock options               --   --           5,174            --         5,180
Net loss                                --   --              --        (2,966)       (2,966)
                                  --------   ---        -------       -------       -------
Balance, December 31, 1998              --   --         355,927       (17,339)      338,882
                                  ========   ===        =======       =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended December 31,
                                                            ---------------------------------------------
                                                                 1996            1997            1998
                                                            -------------   -------------   -------------
Cash Flows from Operating Activities:
 Net loss ...............................................    $   (1,769)     $   (4,521)     $   (2,966)
 Adjustments to reconcile net loss to cash flows
   provided by operating activities:
  Depreciation and amortization .........................        16,936          27,107          49,152
  Amortization of financing costs .......................           857           1,095           1,801
  Provision for doubtful accounts .......................           639             874           1,735
  Extraordinary loss on early retirement of debt ........         3,539              --              --
  Loss on foreign currency transaction ..................            --              --             316
  Other, net ............................................            --              52              --
Changes in Assets and Liabilities (exclusive of acquisitions):
  Accounts receivable ...................................        (4,395)         (4,433)        (14,064)
  Inventory, prepaid expenses and other assets ..........          (878)         (2,949)          4,340
  Deferred income taxes .................................          (973)          1,190           9,058
  Accounts payable ......................................        (1,278)          4,653           5,018
  Accrued expenses ......................................         3,642          (1,115)            370
  Other long-term liabilities ...........................          (193)         (1,240)          3,587
  Deferred rent .........................................          (332)            551           1,414
  Deferred income .......................................           161             671           7,369
  Other liabilities .....................................           (56)            485              --
                                                             ----------      ----------      ----------
   Cash Flows Provided by Operating Activities ..........        15,900          22,420          67,130
                                                             ----------      ----------      ----------
Cash Flows from Investing Activities:
 Cash paid for acquisitions .............................       (68,496)       (192,230)       (189,729)
 Capital expenditures ...................................       (24,446)        (38,320)        (56,454)
 Additions to customer acquisition costs ................        (1,642)         (1,635)         (3,024)
 Other, net .............................................           (25)           (333)             --
                                                             ----------      ----------      ----------
   Cash Flows Used in Investing Activities ..............       (94,609)       (232,518)       (249,207)
                                                             ----------      ----------      ----------
Cash Flows from Financing Activities:
 Repayment of debt ......................................      (171,730)       (178,181)       (171,080)
 Net proceeds from borrowings ...........................        69,570         167,850         194,811
 Net proceeds from sale of senior subordinated notes.....       160,050         242,640              --
 Net proceeds from initial public offering ..............        33,285              --              --
 Proceeds from secondary equity offering, net of ........
   underwriting discount ................................            --              --         132,905
 Retirement of redeemable put warrant ...................        (6,612)             --              --
 Prepayment penalties on early retirement of debt .......        (1,785)             --              --
 Exercise of stock options ..............................            66             786           4,482
 Financing costs ........................................        (2,267)         (1,291)           (764)
 Stock issuance costs ...................................            --            (649)         (1,072)
                                                             ----------      ----------      ----------
  Cash Flows Provided by Financing Activities ...........        80,577         231,155         159,282
                                                             ----------      ----------      ----------
Increase (decrease) in Cash and Cash Equivalents ........         1,868          21,057         (22,795)
Cash and Cash Equivalents, Beginning of Year ............         1,585           3,453          24,510
                                                             ----------      ----------      ----------
Cash and Cash Equivalents, End of Year ..................    $    3,453      $   24,510      $    1,715
                                                             ==========      ==========      ==========
Supplemental Information:
Cash Paid for Interest ..................................    $   11,590      $   22,440      $   42,407
                                                             ==========      ==========      ==========
Cash Paid for Income Taxes ..............................    $      197      $    1,306      $    1,700
                                                             ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          IRON MOUNTAIN INCORPORATED


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998
                        (In thousands except share data)

1. Nature of Business

     The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated and its subsidiaries (collectively "Iron Mountain" or the "Company"). Iron Mountain is an international full-service provider of records and information management and related services for all media in various locations throughout the United States and the United Kingdom to Fortune 500 companies and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations. The Company also provides information technology staffing ("IT Staffing") services.



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

     d. Foreign Currency Transaction

     On December 31, 1998, the Company had a receivable denominated in British pounds from, and a payable in U.S. dollars to, a bank as a result of exercising a foreign exchange agreement on December 30, 1998. Included in other income, net, for the year ended December 31, 1998 is a $316 loss on the remeasurement of the receivable based on the applicable exchange rate on December 31, 1998. The British pounds were being acquired to finance the BDM acquisition discussed in Note 15.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The new standard is effective for fiscal years beginning after June 15, 1999. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SFAS No. 133 beginning January 1, 2000. As of December 31, 1998, the Company did not own any derivative instruments.

     e. Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

                          IRON MOUNTAIN INCORPORATED

2. Summary of Significant Accounting Policies (continued)


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

     Property, plant and equipment consist of the following:

                                                       December 31,
                                                 -------------------------
                                                     1997          1998
                                                 -----------   -----------
      Land and buildings .....................   $ 67,870      $ 99,678
      Leasehold improvements .................     19,583        27,509
      Racking ................................     94,960       127,287
      Warehouse equipment/vehicles ...........     12,290        23,239
      Furniture and fixtures .................      4,875         9,241
      Computer hardware and software .........     29,913        47,400
      Construction in progress ...............     15,683        19,747
                                                 --------      --------
                                                 $245,174      $354,101
                                                 --------      --------

     The Company develops various software applications for internal use. Payroll and related costs for employees who are directly associated with and who devote time to the development of internal-use computer software projects (to the extent of the time spent directly on the project) are capitalized and amortized over the useful life of the software. Capitalization begins when the design stage of the application has been completed, it is probable that the project will be completed and the application will be used to perform the function intended. Amortization begins when the software is placed in service.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. The new accounting will result in certain costs being expensed starting in 1999 that would have been capitalized under the previous policy.

     Minor maintenance costs are expensed as incurred. Major improvements to the leased buildings are capitalized as leasehold improvements and depreciated.


     f. Goodwill

     Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 25 to 30 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets based upon expectations of future undiscounted cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accumulated amortization of goodwill was $26,931 and $46,333 as of December 31, 1997 and 1998, respectively.

                          IRON MOUNTAIN INCORPORATED

2. Summary of Significant Accounting Policies (continued)

     g. Customer Acquisition Costs

     Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for an appropriate period not to exceed 12 years. If the customer terminates its relationship with the Company, the unamortized cost is charged to expense. However, in the event of such termination, the Company collects, and records as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. As of December 31, 1997 and 1998, those costs were $9,769 and $12,793, respectively, and accumulated amortization of those costs were $2,450 and $3,219, respectively.

     h. Deferred Financing Costs

     Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 1997 and 1998, deferred financing costs were $16,163 and $16,928, respectively, and accumulated amortization of those costs were $1,734 and $3,536, respectively.

     i. Other Assets

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities, including organization costs, to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Management believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

     j. Accrued Expenses

     Accrued expenses consist of the following:

                                           December 31,
                                      -----------------------
                                         1997         1998
                                      ----------   ----------
   Incentive compensation .........    $ 3,932      $ 5,934
   Interest .......................      8,427        9,975
   Workers' compensation ..........      3,022        2,948
   Payroll and vacation ...........      3,432        7,451
   Restructuring costs ............      5,443       10,482
   Other ..........................      3,875       11,749
                                       -------      -------
                                       $28,131      $48,539
                                       -------      -------

     k. Revenues

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

                          IRON MOUNTAIN INCORPORATED

2. Summary of Significant Accounting Policies (continued)

for customers where storage fees are billed in advance are accounted for as deferred income and amortized over the applicable period.


     In 1998, service revenues include IT Staffing revenues which are recognized as the services are rendered.


     l. Deferred Rent


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


     m. Stock-Based Compensation


     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings
(loss) per share on a pro forma basis.


     n. Interest Rate Caps


     Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets. Amounts receivable, if any, under cap agreements are accounted for as a reduction of interest expense. As of December 31, 1998, there were no interest rate cap agreements outstanding.


     o. Income (Loss) Per Common Share


     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," and restated its net income (loss) per share for the year ended 1996 (see Note 7).


     p. Reclassifications


     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.


3. Common Stock Split


     On June 30, 1998, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's Common Stock. Such additional shares of Common Stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. All issued and outstanding share and per share amounts in the accompanying financial statements and Notes thereto have been restated to reflect the stock split.


4. Debt


     Long-term debt consists of the following:

                          IRON MOUNTAIN INCORPORATED

4. Debt (continued)


                                                                              December 31,
                                                                       --------------------------
                                                                           1997           1998
                                                                       ------------   -----------
   Revolving Credit Facility .......................................     $     --      $ 35,300
   10-1/8% Senior Subordinated Notes due 2006 (the "1996 Notes")....      165,000       165,000
   8-3/4% Senior Subordinated Notes due 2009 (the "1997 Notes") ....      249,525       249,566
   Real Estate Mortgages ...........................................       10,312         2,349
   Other ...........................................................          181         3,963
                                                                         --------      --------
   Long-term debt ..................................................      425,018       456,178
   Less current portion ............................................         (520)       (1,731)
                                                                         --------      --------
   Long-term debt, net of current portion ..........................     $424,498      $454,447
                                                                         ========      ========

     a. Revolving Credit Facility


     Iron Mountain has a $250 million revolving credit facility, as amended (the "Credit Agreement"), which is scheduled to mature on September 30, 2002. The amendments amended and restated, among other terms, interest rates, commitment fees and financial covenants.


     The Credit Agreement specifies certain minimum or maximum relationships between operating cash flows (earnings before interest, taxes, depreciation, amortization, extraordinary charges and other income) and interest, total debt and fixed charges. There are restrictions on dividends declared by the Company, sales or pledging of assets, acquisitions, capital expenditures and changes in business and ownership; cash dividends are effectively prohibited. As of December 31, 1998, the Company was in compliance with all of its debt covenants. Loans under the Credit Agreement are secured by the capital stock of all of the Company's domestic subsidiaries.


     The interest rate on loans under the Credit Agreement varies, at the Company's option, on a choice of base rates plus an applicable margin. The applicable margin varies depending on the base rate selected and certain debt ratios. The timing of interest payments also varies with the base rate selected. At December 31, 1998, the effective interest rate was 6.45%.


     b. 1996 Notes


     On October 1, 1996, the Company issued $165 million of 10 1/8% Senior Subordinated Notes due 2006. Interest on the 1996 Notes is payable semiannually on April 1 and October 1 and commenced on April 1, 1997. The net proceeds of $160.1 million after underwriting discounts and commissions were used to repay outstanding bank debt under the Credit Agreement and certain other indebtedness, to fund the purchase price of an acquisition and for general corporate purposes. In connection with the prepayment of such indebtedness, the Company incurred an extraordinary charge of $3,539, not including related tax benefit of $1,413, during the fourth quarter of 1996. The charge consists of a prepayment penalty, the write-off of deferred financing costs and an original issue discount and a loss on the termination of interest rate protection agreements.


     The 1996 Notes contain covenants and restrictions similar to, or less restrictive than, the Credit Agreement. During the first 36 months after the date of issuance of the 1996 Notes, and subject to certain restrictions, the Company may, with the net proceeds of one or more Qualified Equity Offerings, as defined, redeem up to 35% of the 1996 Notes at a redemption price of 109.125% of their initial principal amount. After September 30, 2001, and subject to certain restrictions, the Company may, at its option,

                          IRON MOUNTAIN INCORPORATED

4. Debt (continued)

redeem any or all of the 1996 Notes at face value, plus a premium ranging from approximately 2% to 5% through September 30, 2004. Thereafter, the 1996 Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1996 Notes may require the Company to repurchase the 1996 Notes.

     c. 1997 Notes

     On October 24, 1997, the Company issued $250 million of 8 3/4% Senior Subordinated Notes due 2009. Interest on the 1997 Notes is payable semiannually on March 31 and September 30 and commenced on March 31, 1998. The net proceeds were $242.6 million after an original issue discount of $485 and underwriting discounts and commissions.

     The 1997 Notes contain covenants and restrictions similar to, or less restrictive than, the Credit Agreement. Prior to September 30, 2002, and subject to certain restrictions, the Company may, at its option, redeem any or all of the 1997 Notes at a make-whole price, as defined. On or after September 30, 2002, and subject to certain restrictions, the Company may, at its option, redeem any or all of the 1997 Notes at face value, plus a premium of up to approximately 4% through September 30, 2005. Thereafter, the 1997 Notes may be redeemed at face value. Also, any time through October 23, 2000, the Company may redeem a portion of the 1997 Notes, subject to restrictions, with the net proceeds of one or more Qualified Equity Offerings, as defined, at a redemption price of 108.75% of the principal amount of such 1997 Notes. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1997 Notes may require the Company to repurchase the 1997 Notes.

     d. Real Estate Mortgages

     The real estate mortgages include an $8,037, 10 year, 11% mortgage based on a 30 year amortization with a $7,495 balloon payment due October 2000. The mortgage was repaid in full during 1998. Also included in real estate mortgages is a $3,000, 8% note that is payable in various installments commencing in 1997 and maturing in November 2006.

     e. Other

     Other long-term debt includes various notes and obligations assumed by the Company as a result of certain acquisitions completed by the Company during 1998.


     Maturities of long-term debt are as follows:


  Year                       Amount
  ----                      --------
  1999 .................... $  1,731
  2000 ....................      807
  2001 ....................    1,661
  2002 ....................   35,899
  2003 ....................      419
  Thereafter ..............  415,661
                            --------
                            $456,178
                            ========


     As of December 31, 1998, the 1996 and 1997 Notes were fully and unconditionally guaranteed, on a joint and several basis, on a senior subordinated basis, by all of the Company's direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company and during the periods presented substantially all of the assets of which were the stock of the Subsidiary Guarantors,

                          IRON MOUNTAIN INCORPORATED

4. Debt (continued)

and substantially all of the operations of which were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the Company has estimated the following fair values for its long-term debt as of December 31:


                                                   1997                      1998
                                          -----------------------   -----------------------
                                           Carrying       Fair       Carrying       Fair
                                            Amount        Value       Amount        Value
                                          ----------   ----------   ----------   ----------
   Revolving Credit Facility. .........   $    --      $    --      $ 35,300     $35,300
   1996 Notes. ........................   165,000      179,850       165,000     178,200
   1997 Notes .........................   249,525      255,000       249,566     257,500
   Real estate mortgages ..............    10,312       11,322         2,349       2,349
   Other ..............................       181          181         3,963       3,963

5. Acquisitions

     The Company purchased substantially all of the assets and assumed certain liabilities of 16, 18 and 15 records management businesses during 1996, 1997 and 1998, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and liabilities of each acquisition has been assigned to goodwill and is being amortized over the estimated benefit period of 25 to 30 years. Consideration for the various acquisitions included:
(i) cash which was provided through the Company's Credit Agreement, a portion of the net proceeds from the initial public offering of its common stock (the "Initial Public Offering"), the Company's 1998 equity offering and the issuance of the 1996 Notes and the 1997 Notes; (ii) issuance of the Company's common stock and options to purchase the Company's common stock; and (iii) certain net assets of a business acquired in 1997.

     A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:


                                                      1996          1997          1998
                                                   ----------   -----------   -----------
Cash Paid ......................................    $ 68,496    $192,230      $189,729
Fair Value of Common Stock Issued ..............          --      85,863        51,448
Fair Value of Options Issued ...................          --       3,071        15,655
Fair Value of Certain Net Assets of a Business
 Acquired in 1997 ..............................          --          --         3,000
                                                    --------    --------      --------
    Total Consideration ........................      68,496     281,164       259,832
                                                    --------    --------      --------
Fair Value of Assets Acquired ..................      19,476      68,774        89,053
Liabilities Assumed ............................      (4,874)    (26,932)      (38,165)
                                                    --------    --------      --------
    Fair Value of Net Assets Acquired ..........      14,602      41,842        50,888
                                                    --------    --------      --------
Recorded Goodwill ..............................    $ 53,894    $239,322      $208,944
                                                    ========    ========      ========

                          IRON MOUNTAIN INCORPORATED

5. Acquisitions (continued)

     The following unaudited pro forma combined information shows the results of the Company's operations for the years ended December 31, 1997 and 1998 as though each of the significant acquisitions completed during 1997 and 1998 had occurred on January 1, 1997:


                                                             1997          1998
                                                         -----------   -----------
   Revenues ..........................................   $393,753      $439,679
   Net Loss ..........................................    (9,013)       (4,604)
   Loss per Common Share--Basic and Diluted ..........     (0.31)        (0.16)

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1997 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired businesses. Certain acquisitions completed in 1997 are not included in the pro forma results as their effect was immaterial.

     In connection with the acquisitions completed in 1997 and 1998, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities, and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

     The following is a summary of reserves related to such restructuring activities:


                                                   1997         1998
                                                ----------   ----------
   Reserves, beginning of the year ..........    $  1,340     $  5,443
   Reserves established .....................       6,574       11,368
   Expenditures .............................      (2,163)      (4,690)
   Adjustments to goodwill ..................        (308)      (1,639)
                                                 --------     --------
   Reserves, end of the year ................    $  5,443     $ 10,482
                                                 ========     ========

6. Capital Stock, Redeemable Put Warrant and Stock Options


     a. Capital Stock


     On February 6, 1996, the Company completed its Initial Public Offering and issued 3,525,000 shares of common stock--voting.


     In connection with the Initial Public Offering, the Board of Directors approved, and the stockholders ratified, a recapitalization and the designation of three new classes of stock as follows:


                                                       Authorized
   Class                                                 Shares
   -----                                              -----------
   Preferred stock, $.01 par value..................   2,000,000
   Common stock--voting, $.01 par value.............  13,000,000
   Common stock--nonvoting, $.01 par value..........   1,000,000

     Upon consummation of the Initial Public Offering, all shares of capital stock were automatically converted into shares of common stock--voting and, in the case of one stockholder, common stock--nonvoting. The number of common shares received upon conversion were as follows:

                          IRON MOUNTAIN INCORPORATED

6. Capital Stock, Redeemable Put Warrant and Stock Options (continued)


                                                           Common
                                                  -------------------------
                                     Preferred       Voting       Nonvoting
                                    -----------   ------------   ----------
Series A1 and Series A3 .........      50,000      1,480,971           --
Series A2 .......................      98,000      2,152,719      750,000
Series C ........................     351,395      7,214,690           --
                                      -------      ---------      -------
Total ...........................     499,395     10,848,380      750,000
                                      =======     ==========      =======

     On March 3, 1997, the Board of Directors approved, and the stockholders ratified, an increase in the number of authorized shares of common stock--voting, $.01 par value, from 13,000,000 shares to 20,000,000 shares. On January 5, 1998, the stockholders voted to increase the number of authorized shares of common stock to 100,000,000 shares.

     On April 3, 1998, the Company issued and sold an aggregate of 6,037,500 shares (including 787,500 to cover over-allotments) of its Common Stock in an underwritten public offering. Net proceeds to the Company after deducting underwriters' discounts and commissions were $132.9 million and were used to repay outstanding bank debt, to fund the cash portion of the purchase price of certain acquisitions completed in 1998 and for general corporate purposes.

     The following table summarizes the number of shares authorized, issued and outstanding for each issue of the Company's capital stock as of December 31: issue of the Company's capital stock as of December 31:


                                                                         Number of Shares
                                                -------------------------------------------------------------------
                                                         Authorized                   Issued and Outstanding
                                                -----------------------------   -----------------------------------
                                       Par
           Equity Type                Value         1997            1998                1997               1998
           -----------                -----     ------------   --------------   -------------------   -------------
   Preferred stock ..............    $  .01      2,000,000       2,000,000                   --               --
   Common stock--voting .........       .01     20,000,000     100,000,000           20,180,177(1)    29,430,205
   Common stock--nonvoting              .01      1,000,000       1,000,000                   --               --

----------------
(1) This amount gives effect to the stock dividend discussed in Note 3. The actual number of issued and outstanding shares as of December 31, 1997 was 13,453,451.


     b. Redeemable Put Warrant


     In connection with the issuance of certain debt, the Company also issued a put warrant, dated December 14, 1990 (the "Warrant"), exercisable for 666,578 shares of common stock for nominal consideration upon the occurrence of certain specified events. On February 7, 1996, in connection with the Initial Public Offering, the Warrant was redeemed for $6,612. This Warrant was accreted each year using the effective interest rate method based on the Warrant's estimated redemption value at its estimated redemption date of February 15, 1996.


     c. Stock Options


     Effective November 30, 1995, the Board of Directors approved the adoption of the 1995 Stock Incentive Plan (the "Stock Incentive Plan"). A total of 1,500,000 shares of common stock were available for grant as options and other rights under the Stock Incentive Plan. On March 3, 1997 and March 23, 1998, the number of shares of common stock available for grant as options under the Stock Incentive Plan increased to 2,100,000 and 3,000,000, respectively.


     Effective December 21, 1995, the Board of Directors approved the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan") that permitted non-employee directors to elect to receive all or a portion of their compensation in the form of common stock. Directors electing to receive

                          IRON MOUNTAIN INCORPORATED

6. Capital Stock, Redeemable Put Warrant and Stock Options (continued)

common stock received, as an incentive, an amount of stock equivalent to 110% of the director's compensation otherwise due to be paid in cash. During 1997, the Company issued 2,226 shares under the Non-Employee Director Plan. On June 30, 1997, the Non-Employee Director Plan was terminated.

     During 1997, the Company issued options to employees of two acquired companies to purchase 218,879 shares of the Company's common stock. The options replaced options held by the employees for the acquired companies' common stock. The options were accounted for as additional purchase price based on the fair value of the options when issued.

     During 1998, the Company assumed two existing stock option plans from an acquired company and options under the existing plans were converted into options to purchase 885,000 shares of the Company's common stock under such plans. No new options may be issued under these plans. The options were accounted for as additional purchase price based on the fair value of the options when issued.

     The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods:

                                                                       Weighted Average
                                                         Options        Exercise Price
                                                      -------------   -----------------
   Options outstanding, December 31, 1995 .........       501,461             5.44
   Granted ........................................       680,781            10.99
   Exercised ......................................       (10,344)            6.39
   Canceled .......................................       (27,606)            7.84
                                                          -------            -----
   Options outstanding, December 31, 1996 .........     1,144,292             8.68
   Granted ........................................       703,670            17.01
   Exercised ......................................      (125,711)            6.59
   Canceled .......................................       (46,203)           14.73
                                                        ---------            -----
   Options outstanding, December 31, 1997 .........     1,676,048            12.17
   Granted ........................................     1,173,018            12.02
   Exercised ......................................      (566,615)            7.88
   Canceled .......................................      (116,132)           12.36
                                                        ---------            -----
   Options outstanding, December 31, 1998 .........     2,166,319            13.21
                                                        =========            =====

     Except for the options granted in connection with acquisitions, the stock options were granted with exercise prices equal to or greater than the market price of the stock at the date of grant. The majority of options become exercisable ratably over a period of five years unless the holder terminates employment. The number of options available for grant at December 31, 1998 was 894,994.

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options issued to employees at their intrinsic value with disclosure of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis. Had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss applicable to common stockholders and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                          1996           1997           1998
Net loss applicable to common stockholders, as reported ...........     $ (2,049)      $ (4,521)      $ (2,966)
Net loss applicable to common stockholders, pro forma .............       (2,614)        (5,411)        (3,870)
Net loss per common share--basic and diluted, as reported .........        (0.15)         (0.26)         (0.11)
Net loss per common share--basic and diluted, pro forma ...........        (0.19)         (0.31)         (0.14)

                          IRON MOUNTAIN INCORPORATED

6. Capital Stock, Redeemable Put Warrant and Stock Options (continued)

     The weighted average fair value of options granted in 1996, 1997 and 1998 was $4.92, $11.06 and $8.92 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:



              Assumption                   1996        1997       1998
-------------------------------------- ----------- ----------- ----------
Expected volatility .................. 24.2%       29.2%       28.4%
Risk-free interest rate ..............  6.34        5.91        5.11
Expected dividend yield .............. None        None        None
Expected life of the option .......... 7.5 years   7.0 years   5.0 years

     The following table summarizes additional information regarding options outstanding and exercisable at December 31, 1998:

                                              Outstanding                              Exercisable
                             ----------------------------------------------   -----------------------------
                                                 Weighted
                                                  Average         Weighted                     Weighted
                                                 Remaining         Average                     Average
         Range of                            Contractual Life     Exercise                     Exercise
      Exercise Prices           Number          (in Years)          Price        Number         Price
--------------------------   ------------   ------------------   ----------   ------------   -----------
$0.75 to $0.87............       31,374              8.0         $   0.87         18,241      $   0.87
$4.32 to $5.77............      486,771              3.6             4.86        455,699          4.80
$6.63 to $9.10............      232,971              6.9             8.02        130,391          8.07
$10.25 to $10.94..........      633,993              7.4            10.42        296,739         10.50
$17.17 to $25.03..........      668,475              8.8            21.83        111,487         21.21
$26.79 to $29.19..........      112,735              9.5            28.03          4,291         27.17
                                -------              ---         --------        -------      --------
                              2,166,319              7.0         $  13.21      1,016,848      $   8.71
                              =========              ===         ========      =========      ========

7. Income (Loss) Per Common Share--Basic and Diluted


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


     Income (loss) per common share--basic and diluted has been calculated as follows:


                                                                           1996          1997           1998
                                                                       -----------   ------------   ------------
Income (loss) before extraordinary charge ..........................    $    357       $ (4,521)      $ (2,966)
Accretion of redeemable put warrant ................................        (280)            --             --
                                                                        --------       --------       --------
Income (loss) applicable to common stockholders, before
 extraordinary charge ..............................................          77         (4,521)        (2,966)
Extraordinary charge (net of tax benefit) ..........................      (2,126)            --             --
                                                                        --------       --------       --------
Net loss applicable to common stockholders .........................    $ (2,049)      $ (4,521)      $ (2,966)
                                                                        ========       ========       ========
Weighted average common shares outstanding (in thousands) ..........      13,911         17,172         27,470
                                                                        ========       ========       ========

                          IRON MOUNTAIN INCORPORATED

7. Income (Loss) Per Common Share--Basic and Diluted (continued)


                                                            1996          1997           1998
                                                        -----------   ------------   ------------
Income (loss) per common share--basic and diluted:
 Income (loss) before extraordinary charge ..........    $   0.00      $   (0.26)     $   (0.11)
 Extraordinary charge (net of tax benefit) ..........     (  0.15)            --             --
                                                         --------      ---------      ---------
 Net loss applicable to common stockholders .........   $   (0.15)     $   (0.26)     $   (0.11)
                                                        =========      =========      =========

     Because their effect is antidilutive, 1,144,929, 1,676,048 and 2,166,319 shares of common stock underlying outstanding options have been excluded from the above calculation for the years ended December 31, 1996, 1997 and 1998, respectively.

     The effect of adopting SFAS No.128 on the previously reported loss per share data for the year ended 1996 was as follows:


                                                                                1996
                                                                            -----------
   Primary and fully diluted net loss per share (as previously reported)      $ (0.14)
   Effect of SFAS No. 128 ...............................................       (0.01)
   Net loss per common share--basic and diluted .........................       (0.15)
                                                                              =======

8. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

     The Company has estimated federal net operating loss carryforwards of $46,153 at December 31, 1998 to reduce future federal income taxes, if any, which begin to expire in 2005. The preceding net operating loss carryforwards do not include preacquisition net operating loss carryforwards of Arcus Group. As a result of the litigation relating to Arcus Group's net operating loss carryforwards, the Company has not recognized the deferred tax asset generated by such loss carryforwards. If the litigation is resolved favorably, any tax benefit realized will be recorded as a reduction of goodwill. The Company also has estimated state net operating loss carryforwards of approximately $17,951 to reduce future state income taxes, if any. Additionally, the Company has alternative minimum tax credit carryforwards of $587, which have no expiration date and are available to reduce future income taxes, if any.

                          IRON MOUNTAIN INCORPORATED

8. Income Taxes (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                                    December 31,
                                                                             ---------------------------
                                                                                 1997           1998
                                                                             ------------   ------------
   Deferred Tax Assets:
    Accrued liabilities ..................................................    $   4,726      $   8,033
    Deferred rent ........................................................        3,411          3,767
    Net operating loss carryforwards .....................................        7,360         16,759
    AMT credit ...........................................................          587            587
    Other ................................................................        2,317          6,151
                                                                              ---------      ---------
                                                                                 18,401         35,297
    Valuation Allowance ..................................................           --         (4,369)
                                                                              ---------      ---------
                                                                                 18,401         30,928
                                                                              ---------      ---------
   Deferred Tax Liabilities:
    Other assets, principally due to differences in amortization .........       (2,693)        (6,389)
    Plant and equipment, principally due to differences in
     depreciation ........................................................      (11,217)       (22,284)
    Customer acquisition costs ...........................................       (3,859)        (3,824)
                                                                              ---------      ---------
                                                                                (17,769)       (32,497)
                                                                              ---------      ---------
   Net deferred tax asset (liability) ....................................    $     632      $  (1,569)
                                                                              =========      =========

     The Company receives a tax deduction upon exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise which is included in the net operating loss carryforwards above. A valuation allowance has been recorded for this tax asset because of uncertainty of its realization. If the assets are realized, they will be credited to either additional paid-in capital ($1,873) or, for options granted for acquisitions, to goodwill ($2,496).

     The Company and its subsidiaries file a consolidated federal income tax return. The provision (benefit) for income tax consists of the following components:

                                    Year Ended December 31,
                              -----------------------------------
                                  1996         1997        1998
                              -----------   ---------   ---------
Federal--current ..........    $    958      $   --      $   --
Federal--deferred .........          57        (459)      4,811
State--current ............       1,450         399         505
State--deferred ...........      (1,030)        (20)      1,633
                               --------      ------      ------
                               $  1,435      $  (80)     $6,949
                               ========      ======      ======

                          IRON MOUNTAIN INCORPORATED

8. Income Taxes (continued)

     A reconciliation of total income tax expense (benefit) and the amount computed by applying the federal income tax rate of 34% to income (loss) before income taxes is as follows:


                                                               Year Ended December 31,
                                                        -------------------------------------
                                                           1996           1997         1998
                                                           ----           ----         ----
Computed "expected" tax provision (benefit) .........    $  609       $ (1,564)     $ 1,354
Increase in income taxes resulting from:
 State taxes (net of federal tax benefit) ...........       278            250        1,406
 Nondeductible goodwill amortization ................       602          1,221        3,806
 Other ..............................................       (54)            13          383
                                                         ------       --------      -------
                                                         $1,435       $    (80)     $ 6,949
                                                         ======       ========      =======

9. Quarterly Results of Operations (Unaudited)


                  Quarter Ended                    March 31     June 30     Sept. 30      Dec. 31
------------------------------------------------ ----------- ------------ ------------ ------------
   1997
   Revenues ....................................   $42,154     $ 46,585     $ 54,655     $ 65,371
   Gross profit ................................    20,390       22,477       26,785       32,233
   Net loss ....................................      (516)        (969)        (325)      (2,711)
   Net loss per common share--basic and diluted      (0.04)       (0.06)       (0.02)       (0.14)
   1998
   Revenues ....................................   $99,484     $103,063     $107,960     $113,005
   Gross profit ................................    46,874       49,399       51,625       54,634
   Net loss ....................................      (314)        (261)      (1,069)      (1,322)
   Net loss per common share--basic and diluted      (0.01)       (0.01)       (0.04)       (0.05)

10. Segment Information

     On December 31, 1998, Iron Mountain adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did affect the disclosure of segment information contained herein.

     Iron Mountain classifies its operations into two fundamental businesses: records and information management services ("RIMS") and information technology staffing ("IT Staffing"). The reportable segments are managed separately since each business has different economic characteristics based on the differing customer requirements and the nature of the services provided. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company assesses performance based on earnings before interest, taxes, depreciation, amortization, extraordinary items and other income ("EBITDA").

                          IRON MOUNTAIN INCORPORATED

10. Segment Information (continued)


                                                                               IT
                                                                RIMS        Staffing        Total
                                                            ------------   ----------   ------------
1998:
Revenues from External Customers ........................    $ 383,961      $ 39,551     $ 423,512
Revenues from Other Operating Segments ..................           --           268           268
                                                             ---------      --------     ---------
Total Reportable Segment Revenues .......................    $ 383,961      $ 39,819     $ 423,780
                                                             =========      ========     =========
EBITDA ..................................................    $  95,981      $  1,526     $  97,507
Segment Assets ..........................................      940,698        26,687       967,385
Capital Expenditures, Exclusive of Acquisitions .........       55,898           556        56,454

     A reconciliation of the totals reported for the reportable operating segments to the applicable line items in the consolidated financial statements for the year ended December 31, 1998 is as follows:



     Total Revenues:
     Total Revenues from Reportable Segments ..............    $ 423,780
     Intercompany Eliminations and Other Revenues .........         (268)
                                                               ---------
       Total Consolidated Revenues ........................    $ 423,512
                                                               =========
     Income Before Provision for Income Taxes:
     Total EBITDA from Reportable Segments ................    $  97,507
     Depreciation and Amortization ........................      (49,152)
     Interest Expense .....................................      (45,756)
     Other Income, net ....................................        1,384
                                                               ---------
       Income Before Provision for Income Taxes ...........    $   3,983
                                                               =========

     Information as to Iron Mountain's products and services and operations in different geographical areas is as follows:



     Revenues by Product and Services:
     Storage Revenues ...........................    $ 230,702
     Service and Storage Material Sales .........      153,259
     IT Staffing Revenues .......................       39,551
                                                     ---------
       Total Revenues ...........................    $ 423,512
                                                     =========
     Revenues:
     United States ..............................    $ 421,510
     International ..............................        2,002
                                                     ---------
       Total Revenues ...........................    $ 423,512
                                                     =========
     Long-lived Assets:
     United States ..............................    $ 821,929
     International ..............................          485
                                                     ---------
       Total Long-lived Assets ..................    $ 822,414
                                                     =========

     Information is not provided for 1996 and 1997 because the IT Staffing business was not acquired until 1998 and the Company had no international operations in those years.

                          IRON MOUNTAIN INCORPORATED

11. Commitments and Contingencies


     a. Leases


     Iron Mountain leases most of its facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. The Company also leases equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $21,114, $29,332 and $47,049 for the years ended December 31, 1996, 1997 and 1998, respectively.


     Minimum future lease payments are as follows:



Year                                            Operating
--------------------------------------------   ----------
     1999 ..................................   $ 41,700
     2000 ..................................     39,999
     2001 ..................................     36,928
     2002 ..................................     33,545
     2003 ..................................     29,442
     Thereafter ............................    141,339
                                               --------
     Total minimum lease payments ..........   $322,953
                                               ========

     Included in the lease commitments disclosed in the preceding paragraph are certain five-year operating lease agreements signed in 1998 for specified records storage warehouses. At the end of the lease term, the Company, at its option, may: (i) negotiate a renewal of the lease; (ii) purchase the properties at a price equal to the lessor's original cost (approximately $47.5 million); or (iii) allow the lease to expire and cause the properties to be sold. The Company's ability to cause the properties to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, the Company would receive any excess of the net sales proceeds over the properties' original cost. In the event that the net sales proceeds are less than 85% of the properties' original cost, the Company would make contingent rental payments to the lessor equal to that difference.


     b. Facility Fire


     In March 1997, the Company experienced three fires, all of which authorities have determined were caused by arson. These fires resulted in damage to one and destruction of the Company's other RIMS facility in South Brunswick Township, New Jersey.


     Some of Iron Mountain's customers or their insurance carriers have asserted claims as a consequence of the destruction of or damage to their records as a result of the fires, some of which allege negligence or other culpability on the part of Iron Mountain. The Company has received notices of claims and lawsuits filed by customers and abutters seeking damages against the Company and to rescind their written contracts with Iron Mountain. Iron Mountain denies any liability as a result of the destruction of or damage to customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. The Company is also pursuing coverage of these claims and lawsuits with its various insurers. The claims process is lengthy and its outcome cannot be predicted with certainty.

                          IRON MOUNTAIN INCORPORATED

11. Commitments and Contingencies (continued)

     Based on its present assessment of the situation, management, after consultation with legal counsel, does not believe that the fires will have a material adverse effect on Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.

     In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption policy, related to the fires. Other income, net, for the year ended December 31, 1998 includes a $1.7 million gain related to the settlement.

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



12. Related Party Transactions

     Iron Mountain leases space to an affiliated company, Schooner Capital LLC ("Schooner") for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 1996, 1997 and 1998, Schooner paid Iron Mountain rent totaling $68, $85 and $90, respectively. Iron Mountain leased one facility from a landlord which was a related party. Total rental payments for the years ended December 31, 1996, 1997 and 1998, for this facility totaled $94, $99 and $99, respectively. In the opinion of management, both of these leases were entered into at market prices and terms.


13. Employee Benefit Plans

     a. Profit Sharing Retirement Plan

     The Company has a defined contribution plan which covers all non-union employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 15% of compensation per pay period up to the amount allowed by the Internal Revenue Code. The Company makes matching contributions based on the amount of the employee contribution and years of credited service, according to a schedule as described in the plan documents. The Company has expensed $419, $642 and $910 for the years ended December 31, 1996, 1997 and 1998, respectively.

     b. Employee Stock Purchase Plan

     During 1998, the Company introduced an employee stock purchase plan (the "ESPP") which is available for participation by substantially all employees who have met certain service requirements. Eligible employees may elect to contribute from 1% to 15% of their gross compensation per pay period to the ESPP. Such contributions are accumulated throughout the year until September 30, the end of the fiscal year of the ESPP, and are then invested in the Company's Common Stock. Such shares are purchased at 85% of the lower of the fair value at the beginning or end of the fiscal year of the ESPP. Once purchased, such shares are subject to a one year resale restriction. There were no shares granted under the ESPP during 1998.

                          IRON MOUNTAIN INCORPORATED

14. Noncash Transactions

     The Company used the following as part of the consideration paid for certain acquisitions:


                                                                              1996        1997          1998
                                                                             ------   -----------   -----------
Fair Value of Common Stock Issued ........................................    --       $ 85,863      $ 51,448
Fair Value of Options Issued .............................................    --          3,071        15,655
Fair Value of Certain Net Assets of a Business Acquired in 1997 ..........    --             --         3,000

     In December 1998, the Company entered into a foreign currency exchange agreement and has recorded an asset and a liability based upon the exchange rates as of December 31, 1998. A cash settlement of the agreement occurred in January 1999.

     During 1997, $3,086 of property and equipment, destroyed in a fire, was transferred to receivable from insurance company.

     See Note 5 for liabilities assumed in acquisitions.


15. Subsequent Events

     a. Completed Acquisitions

     In January 1999, the Company completed the acquisition of a majority interest in Britannia Data Management Limited ("BDM"), a provider of records management services in the United Kingdom. Total consideration for the 50.1 percent interest in BDM consisted of $49.8 million, including $47.3 million in cash and the balance in the capital stock of the Company's pre-existing United Kingdom subsidiary. The acquisition will be accounted for as a purchase.

     In February 1999, the Company acquired a records management business for approximately $3 million in cash and accounted for such acquisition as a purchase.

     b. Pending Acquisitions (Unaudited)

     In February 1999, the Company signed definitive agreements to acquire two records management business for aggregate consideration of approximately $2 million in cash. The acquisitions will be accounted for as purchases and closed in March 1999.

     In February 1999, the Company signed definitive agreements to acquire all of the outstanding common stock of Data Base, Inc. and certain real estate for approximately $115 million, including $46 million (1,476,577 shares) of the Company's common stock. The acquisition, which is subject to regulatory approval and other customary closing conditions, will be accounted for as a purchase and is expected to close in April 1999.

     c. Line of Credit Agreement

     In January 1999, the Company entered into a $10 million credit facility with a bank that matures on September 30, 1999. Interest on borrowings under this facility will be paid monthly at the lender's index rate plus one-half of one percent. Restrictive covenants under this agreement are similar to those on the Company's $250 million revolving credit facility discussed in Note 4.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Iron Mountain Incorporated:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Iron Mountain Incorporated for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




                                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 19, 1999

                                                                    Schedule II


                          IRON MOUNTAIN INCORPORATED


                       Valuation and Qualifying Accounts
                                (In thousands)


                                             Balance at                                          Balance at
                                            Beginning of   Charged to     Other                  End of the
Year Ended December 31,                       the Year       Expense    Additions   Deductions      Year
------------------------------------------ -------------- ------------ ----------- ------------ -----------
Allowance for doubtful accounts and credit
 memos:
 1996 ....................................     $  651        $  639        $ 61         (290)      $1,061
 1997 ....................................      1,061           874         483         (489)       1,929
 1998 ....................................      1,929         1,735         829       (1,177)       3,316


                                        Balance at                                              Balance at
                                       Beginning of                                             End of the
Year Ended December 31,                  the Year     Additions   Deductions   Adjustments(1)      Year
------------------------------------- -------------- ----------- ------------ ---------------- -----------
Reserve for restructuring activities:
 1996 ...............................     $   59       $ 1,883     $   (602)      $     --       $ 1,340
 1997 ...............................      1,340         6,574       (2,163)          (308)        5,443
 1998 ...............................      5,443        11,368       (4,690)        (1,639)       10,482

----------------
(1) The adjustments represent changes to goodwill as a result of management finalizing its restructuring plan within one year of each acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

     The Directors and executive officers of Iron Mountain are as follows (all information is as of March 30, 1999):


Names of Directors and Executive Officers      Age                      Position
-------------------------------------------   -----   --------------------------------------------
C. Richard Reese(1) .......................    53     Chairman of the Board of Directors and
                                                      Chief Executive Officer
David S. Wendell ..........................    45     President, Chief Operating Officer and
                                                      Director
John F. Kenny, Jr. ........................    41     Executive Vice President and Chief
                                                      Financial Officer
Harold E. Ebbighausen .....................    44     President of Arcus Data Security, Inc.
George P. Groff ...........................    49     President of Arcus Staffing Resources, Inc.
Christophe M. Giecold .....................    41     President of International Division of IMRM
Richard A. Drutman ........................    56     Executive Vice President of Arcus Data
                                                      Security, Inc.
Robert G. Miller ..........................    42     Executive Vice President of IMRM
Christopher Neefus ........................    43     Executive Vice President of IMRM
Kenneth F. Radtke, Jr. ....................    53     Executive Vice President of IMRM
Robert P. Swift ...........................    57     Executive Vice President of IMRM
Clarke H. Bailey(1)(3) ....................    44     Director
Constantin R. Boden(2)(3) .................    62     Director
Kent P. Dauten(2) .........................    43     Director
Eugene B. Doggett .........................    62     Director
B. Thomas Golisano ........................    57     Director
Arthur D. Little(2)(3) ....................    55     Director
Vincent J. Ryan(1)(3) .....................    63     Director

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


     The executive officers were elected by the Iron Mountain Board on May 28, 1998, other than Mr. Giecold, who was elected on March 30, 1999. All executive officers hold office at the discretion of the Iron Mountain Board until the first meeting of the Iron Mountain Board following the next annual meeting of stockholders and until their successors are chosen and qualified.


Directors and Executive Officers
     C. Richard Reese is the Chairman of the Iron Mountain Board, a position that he has held since November 1995, and the Chief Executive Officer of Iron Mountain, a position that he has held since 1981. Prior to November 1995, Mr. Reese was the President of Iron Mountain, a position he had held since 1981. Mr. Reese is also a member of the investment committee of Schooner Capital LLC ("Schooner"), which owns approximately 9.3% of the outstanding stock of the Company. Prior to joining Iron Mountain, he lectured at Harvard Business School in "Entrepreneurship" and provided consulting services to small and medium-sized emerging enterprises. Mr. Reese has also served as president and a Director of PRISM. He holds a Master of Business Administration degree from Harvard Business School.

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

     Harold E. Ebbighausen is the President of Arcus Data Security, Inc., a subsidiary of Iron Mountain conducting data security services, a position that he has held since May 1998. Prior to 1997, he had been serving as Vice President of Data Security Services since joining the Company in September 1996. Prior to joining Iron Mountain, Mr. Ebbighausen was Vice President of Document Management Services with INSCI Corporation, a software provider for computer output and data storage solutions to optical and CD technology. Previously, he held a number of field management positions with Anacomp, Inc., a service bureau provider in the micrographics industry.

     George P. Groff is the President of Arcus Staffing Resources, Inc., a subsidiary of the Company conducting IT Staffing services, a position that he has held since March 1998. From 1993 to March 1998, Mr. Groff served as a Vice President of Arcus Staffing Resources, Inc. and of Wolf Advisory International, Inc., a company that he joined in 1989 that was acquired by Arcus Group in 1996. He holds a Master of Business Administration degree from Golden Gate University.

     Christophe M. Giecold is the President of the International Division of Iron Mountain Records Management, Inc., Iron Mountain's principal RIMS subsidiary ("IMRM"), a position that he has held since March 1999. Mr. Giecold was the General Manager--Records Management Continental Europe for Brambles Europe, from 1996 until joining Iron Mountain. From 1993 to 1996, Mr. Giecold was Managing Director of DERBIT, an international manufacturer and distributor of waterproofing materials, in Bologna, Italy. He holds a Master of Business Administration degree from Solvay Business School in Brussels, Belgium.

     Richard A. Drutman is an Executive Vice President of Arcus Data Security, Inc., a subsidiary of Iron Mountain conducting data security services, a position that he has held since March 1998. Mr. Drutman joined the Company in January 1998 as a result of the consummation of the Arcus Merger. Mr. Drutman joined Arcus Data Security, Inc. in 1976 and held various positions, including Senior Vice President and Chief Operating Officer from 1991 to 1996 and President and Chief Executive Officer from 1996 to January 1998. He holds a Bachelor of Arts degree from California State University at Los Angeles.

     Robert G. Miller is an Executive Vice President of IMRM, a position that he has held since December 1996. Mr. Miller joined Iron Mountain in 1988 and held various positions including District Manager from 1988 through 1991 and regional Vice President from 1991 through 1996. Prior to 1988, Mr. Miller was employed as a District Manager at Bell & Howell Records Management Company.

     Christopher Neefus is an Executive Vice President of IMRM, a position that he has held since July 1997. Mr. Neefus was a Vice President of Sales and Customer Service for ASI, Inc., a software provider for the storage of computer generated information, from 1995 until joining the Company. From 1990 to 1995, Mr. Neefus was the Region Vice President of Anacomp, Inc., a service bureau provider in the micrographics industry. Mr. Neefus holds a Bachelor of Arts degree in Communications Arts from Hofstra University.

     Kenneth F. Radtke, Jr. is an Executive Vice President of IMRM, a position that he has held since June 1996. Prior to June 1996, Mr. Radtke was Northeast Regional Vice President and prior to 1995 was Sales

Manager, New York Region. Mr. Radtke has worked in the records and information services industry since 1988 as President and Chief Executive Officer of Dataport Company, Inc. and Senior Vice President of a subsidiary of Arcus Group. He holds a graduate degree from the University of Wisconsin, Graduate School of Banking.

     Robert P. Swift is an Executive Vice President of IMRM, a position that he has held since November 1995. Prior to November 1995, Mr. Swift was the Executive Vice President, Western Area of Iron Mountain and prior to 1988, Mr. Swift was employed in various positions at Bell & Howell Records Management Company.

     Clarke H. Bailey is a Director of Iron Mountain, a position that he has held since January 1998, when he was appointed to the Iron Mountain Board in accordance with the terms of the Arcus Merger. He is Co-Chairman and Director of Hudson River Capital LLC, a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments and Chairman, Chief Executive Officer and a Director of National Fulfillment, Inc., a private company specializing in literature fulfillment, marketing support and textbook depository services. Mr. Bailey was the Chairman and Chief Executive Officer of each of Arcus Group, United Acquisition Company and Arcus Technology Services, Inc., positions that he had held since 1995, until the consummation of the Arcus Merger, and is a Director of Connectivity Technologies Inc., Swiss Army Brands, Inc. and SWWT, Inc. (formerly known as Sweetwater, Inc.). Mr. Bailey also serves as a Director of Glenayre Technologies, Inc. (formerly N-W Group, Inc.), a manufacturing company in the telecommunications industry. Prior to joining Glenayre in 1990, Mr. Bailey was a Managing Director at Oppenheimer & Co., Inc. He holds a Master of Business Administration degree from The Wharton School, University of Pennsylvania.

     Constantin R. Boden is a Director of Iron Mountain, a position that he has held since December 1990. Mr. Boden is the principal of Boden Partners LLC and chairman of the advisory board of Boston Capital Ventures, a risk capital concern. For 34 years, until January 1995, Mr. Boden was employed by The First National Bank of Boston, most recently as Executive Vice President, International Banking. He holds a Master of Business Administration degree from Harvard Business School.

     Kent P. Dauten is a Director of Iron Mountain, a position that he has held since November 1997, when he was appointed to the Iron Mountain Board in accordance with the terms of the merger of Record Masters with and into a wholly owned subsidiary of the Company (the "Record Masters Merger"). He also serves as President of Keystone Capital, Inc. ("Keystone"), a management and consulting advisory service firm, a position he has held since March 1994. In February 1995, Mr. Dauten founded and served as President of Records Masters until the consummation of the Record Masters Merger. From 1993 to 1994, he was employed in various investment management positions, most recently as Senior Vice President of Madison Dearborn Partners, Inc. and from 1979 to 1992, he was Senior Vice President of First Chicago Venture Capital. Mr. Dauten currently serves as a director of Health Management Associates, Inc., a hospital management firm, and is a Trustee of ElderTrust, a health care real estate investment trust. Mr. Dauten holds a Master of Business Administration degree from Harvard Business School.

     Eugene B. Doggett is a Director of Iron Mountain, a position that he has held since 1990. From 1987 until May 1997, Mr. Doggett was the Chief Financial Officer of Iron Mountain, and from 1990 until May 1998, Mr. Doggett was an Executive Vice President of Iron Mountain. Mr. Doggett is also a Director of Mac-Gray Corporation, a publicly held supplier of card and coin-operated laundry services in multiple housing facilities. Prior to joining the Company, he had extensive experience in commercial and investment banking, as well as financial and general management experience at senior levels. He holds a Master of Business Administration degree from Harvard Business School.

     B. Thomas Golisano is a Director of Iron Mountain, a position that he has held since June 1997, when he was appointed to the Iron Mountain Board in accordance with the terms of the merger with Safesite. He founded Paychex Inc., a publicly held, national payroll service company, in 1971 and serves as its Chairman, President and Chief Executive Officer. Mr. Golisano serves on the Board of Trustees of Rochester Institute of Technology and on the boards of several privately held companies. He has also served on the boards of numerous non-profit organizations and is the founder of the B. Thomas Golisano Foundation.

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

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and Directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such executive officers, Directors and 10 percent stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 1998, its executive officers, Directors and 10 percent stockholders complied with all Section 16(a) filing requirements applicable to such persons, except that Richard A. Drutman, an executive officer of the Company, did not timely file a statement of changes in beneficial ownership on Form 4 pertaining to a distribution of Common Stock to Mr. Drutman from a limited liability company of which Mr. Drutman is a member.

Item 11. Executive Compensation.
     The following table provides certain information concerning compensation earned by the Chief Executive Officer and the other four most highly compensated executive officers who received compensation in excess of $100,000 in 1998 (the "Named Executive Officers") for the years ended December 31, 1996, 1997 and 1998.


                          Summary Compensation Table


                                              Annual Compensation              Long-Term Compensation
                                           --------------------------   ------------------------------------
                                                                         Number of Shares
            Name and                                                        Underlying          All Other
       Principal Position          Year       Salary         Bonus          Options(1)       Compensation(2)
-------------------------------   ------   -----------   ------------   -----------------   ----------------
C. Richard Reese ..............   1998      $308,538       $190,000                0             $4,000
 Chairman of the Board and        1997      $298,381       $200,000                0             $4,000
  Chief Executive Officer         1996      $268,958       $165,000                0             $1,941
David S. Wendell ..............   1998      $224,981       $138,588                0             $4,000
 President and Chief              1997      $221,723       $150,000           47,244             $4,000
  Operating Officer               1996      $203,550       $125,000           60,000             $1,941
John F. Kenny, Jr. ............   1998      $192,788       $135,000                0             $2,400
 Executive Vice President and     1997      $166,723       $150,000          158,268             $2,400
  Chief Financial Officer         1996      $129,723       $ 49,999           49,500             $1,618
George P. Groff ...............   1998      $156,667       $ 60,000                0             $2,400
 President of Arcus Staffing      1997         N/A            N/A              N/A                 N/A
  Resources, Inc.                 1996         N/A            N/A              N/A                 N/A
Harold E. Ebbighausen .........   1998      $148,269       $110,000                0             $2,400
 President of Arcus Data          1997      $123,413       $ 49,365           16,536             $    0
  Security, Inc.                  1996      $ 29,856       $ 14,000           30,250             $    0

----------------

(1) Reflects a three-for two stock split effected in the form of a dividend on the Company's Common Stock that occurred in July 1998.

(2) Reflects the Company's matching contribution to The Iron Mountain Companies 401(k) Plan for each individual. Amounts shown for 1998 are estimated maximum contributions; the actual contributions have not yet been calculated.

     The following table sets forth certain information with respect to the exercise of stock options during the year ended December 31, 1998 by, and the unexercised options to purchase Common Stock of, the Named Executive Officers. Mr. Reese does not have any options.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                                                               Number of Unexercised         Value of Unexercised
                                                                    Options at             In-the-Money-Options at
                                      Shares                     December 31, 1998            December 31, 1998(1)
             Name and              Acquired on     Value   ----------------------------- -----------------------------
       Principal Positions           Exercise    Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------------------- ------------- ---------- ------------- --------------- ------------- --------------
David S. Wendell ................     2,985      $56,109      180,555        105,720      $5,305,472     $2,296,365
 President and Chief
  Operating Officer
John F. Kenny, Jr. ..............         0      $     0      102,047        182,334      $2,438,582     $3,349,540
 Executive Vice President
  and Chief Financial Officer
George P. Groff .................         0      $     0       11,407         25,379      $  176,914     $  388,226
 President of Arcus Data
  Security, Inc.
Harold E. Ebbighausen ...........         0      $     0       13,988          8,208      $  396,583     $  232,863
 President of Arcus
   Staffing Resources, Inc.

----------------
(1) Based on a year-end value of $36.0625 per share, less the exercise price.


Director Compensation

     Directors who are employees of Iron Mountain do not receive additional compensation for serving as Directors. Each Director who is not an employee of Iron Mountain receives an annual retainer fee of $5,000 as compensation for his or her services as a member of the Iron Mountain Board, $500 for attendance at committee meetings and an option to purchase $100,000 of Common Stock (the "Director's Compensation"). Each option is granted under the Iron Mountain Incorporated 1995 Stock Incentive Plan (the "Stock Incentive Plan"), has an exercise price equal to fair market value (as defined in the Stock Incentive
Plan), vests in equal amounts over a period of twelve quarters and has a ten year term. Each Director is granted a new option to acquire $100,000 of Common Stock every three years. All Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Iron Mountain Board or committees thereof, and for other expenses incurred in their capacities as Directors.

     The Company paid a total of $39,000 in cash for Directors fees in respect of services for 1998.

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

Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the Iron Mountain Board consists of Mr. Little, who is the Chairman, and Messrs. Boden, Ryan and Bailey. Mr. Reese is a member of the investment committee of Schooner and a trustee of Schooner Capital Trust, the sole member of Schooner. Mr. Ryan is the Chairman of the Board and principal stockholder of Schooner Capital Trust.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table sets forth certain information known to the Company with respect to beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each Director, (iii) the Named Executive Officers and
(iv) all executive officers and Directors of the Company as a group. Such information is presented as of March 30, 1999. The following table reflects a three-for-two stock split effected in the form of a dividend on the Company's Common Stock that occurred in July 1998.


                                                          Amount of Beneficial
                                                              Ownership(1)
                                                       --------------------------
Name (1)                                                  Shares    Percent Owned
------------------------------------------------------ ----------- --------------
   Directors and Executive Officers
   C. Richard Reese(2) ...............................  1,690,694        5.7%
   David S. Wendell(3) ...............................    210,787          *
   John F. Kenny, Jr.(4) .............................    131,409          *
   Harold E. Ebbighausen(5) ..........................     11,407          *
   George P. Groff(6) ................................     13,988          *
   Clarke H. Bailey(7) ...............................     55,698          *
   Constantin R. Boden(8) ............................     32,547          *
   Kent P. Dauten(9) .................................  1,410,454        4.8%
   Eugene B. Doggett(10) .............................    113,727          *
   B. Thomas Golisano(11) ............................  1,521,867        5.2%
   Arthur D. Little(12) ..............................     40,624          *
   Vincent J. Ryan(13) ...............................  5,041,852       17.1%
   All Directors and executive officers as a group
    (18 persons)(14) .................................  9,563,752       31.8%
   Five Percent Stockholders
   Baron Capital Group, Inc./Ronald Baron(15) ........  1,675,750        5.7%
   Schooner Capital LLC(16) ..........................  2,736,076        9.3%

----------------
* Less than 1%

 (1) Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Mr. Reese is a Director and Chairman of the Board and Chief Executive Officer of Iron Mountain. Includes 22,995 shares of Common Stock held by trusts for the benefit of Mr. Reese's children, as to which Mr. Reese disclaims beneficial ownership. Also includes 874,249 shares of Common Stock as to which Mr. Reese shares beneficial ownership with Schooner as a result of a 1988 deferred compensation arrangement, as amended, between Schooner and Mr. Reese relating to Mr. Reese's former services as President of the predecessor corporation to Schooner. Pursuant to such arrangement, upon the earlier to occur of (i) Schooner's sale or exchange of substantially all of the shares of Common Stock held by Schooner or
     (ii) the cessation of Mr. Reese's employment with Iron Mountain, Schooner is required to transfer such shares of Common Stock to Mr. Reese or remit to Mr. Reese cash in an amount equal to the then current fair value of such shares of Common Stock. Schooner has agreed to vote the shares of Common Stock subject to such arrangement at the direction of Mr. Reese. Mr. Reese's address is c/o Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts 02111.

 (3) Mr. Wendell is a Director and President and Chief Operating Officer of Iron Mountain. Includes 203,670 shares that Mr. Wendell has the right to acquire pursuant to currently exercisable options.

 (4) Mr. Kenny is an Executive Vice President and Chief Financial Officer of Iron Mountain. Includes 123,799 shares that Mr. Kenny has the right to acquire pursuant to currently exercisable options.

 (5) Mr. Ebbighausen is the President of Arcus Data Security, Inc., a subsidiary of Iron Mountain. Consists solely of shares that Mr. Ebbighausen has the right to acquire pursuant to currently exercisable options.

 (6) Mr. Groff is the President of Arcus Staffing Resources, Inc., a subsidiary of Iron Mountain. Consists solely of shares that Mr. Groff has the right to acquire pursuant to currently exercisable options.

 (7) Mr. Bailey is a Director of Iron Mountain. Includes 1,227 shares that Mr. Bailey has the right to acquire pursuant to currently exercisable options.


 (8) Mr. Boden is a Director of Iron Mountain. Includes 1,227 shares that Mr. Boden has the right to acquire pursuant to currently exercisable options.

 (9) Mr. Dauten is a Director of Iron Mountain. Includes 1,227 shares that Mr. Dauten has the right to acquire pursuant to currently exercisable options.


(10) Mr. Doggett is a Director of Iron Mountain. Includes 1,227 shares that Mr. Doggett has the right to acquire pursuant to currently exercisable options.

(11) Mr. Golisano is a Director of Iron Mountain. Includes 6,654 shares that Mr. Golisano has the right to acquire pursuant to currently exercisable options. Mr. Golisano's address is c/o Paychex Inc., 911 Panorama Trail South, Rochester, New York 14625.

(12) Mr. Little is a Director of Iron Mountain. Includes 37,500 shares held by The Little Family Trust, as to which Mr. Little disclaims beneficial ownership, as well as 1,227 shares that Mr. Little has the right to acquire pursuant to currently exercisable options.

(13) Mr. Ryan is a Director of Iron Mountain. Mr. Ryan holds 2,304,549 shares of Common Stock. Also includes 1,227 shares that Mr. Ryan has the right to acquire pursuant to currently exercisable options. The remaining shares of Common Stock listed as being beneficially owned by Mr. Ryan are held by Schooner, as to which Mr. Ryan has sole voting power and investment power as the Chairman of the Board of Schooner and the principal stockholder of Schooner Capital Trust, the sole member of Schooner. Mr. Ryan's address is c/o Schooner Capital LLC, 745 Atlantic Avenue, Boston, Massachusetts 02111. See footnote (16) regarding shares held by Schooner.

(14) Includes 519,596 shares that Directors and executive officers have the right to acquire pursuant to currently exercisable options.

(15) Includes 1,650,000 shares held by BAMCO, Inc. ("BAMCO") and 25,750 shares held by Baron Capital Management, Inc. ("BCM"), both of which are subsidiaries of Baron Capital Group, Inc. ("BCG"), in which Ronald Baron owns a controlling interest. BCG and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities or the investment advisory clients thereof to the extent such shares are held by persons other than BCG and Ronald Baron. BAMCO and BCM disclaim beneficial ownership of shares held by their investment advisory clients to the extent such shares are held by persons other than BAMCO, BCM and their affiliates. The address of Baron Capital Group, Inc. and Ronald Baron is 767 Fifth Avenue, New York, New York 10153.

(16) Mr. Ryan is the Chairman of the Board of Schooner and the principal stockholder of Schooner Capital Trust, the sole member of Schooner, and, accordingly, has sole voting and investment power with respect to the shares of Common Stock held by Schooner. Includes 874,249 shares of Common Stock as to which Schooner shares beneficial ownership with Mr. Reese as described in footnote (2). Schooner has agreed to vote the shares of Common Stock subject to such arrangements at the direction of Mr. Reese. The address of Schooner Capital LLC is 745 Atlantic Avenue, Boston, Massachusetts 02111.

Item 13. Certain Relationships and Related Transactions.

Real Estate Transactions

     IMRM was the tenant under a lease dated January 1, 1991 for a 31,500 square-foot building in Houston, Texas. The owner of the building was IM Houston (CR) Limited Partnership, a Texas limited partnership, of which Mountain Realty, Inc., a Massachusetts corporation whose sole stockholder is Mr. Ryan, is the sole general partner, and the limited partners of which are Messrs. Reese and Doggett. IMRM paid annual rent of approximately $99,326 for the year ended December 31, 1998. As tenant, IMRM was responsible for taxes, insurance and maintenance. Iron Mountain Statutory Trust-1998 ("IMST"), a non-affiliated entity formed to acquire and lease records storage properties to IMRM, purchased the property from IM Houston (CR) Limited Partnership in January 1999 for a purchase price of approximately $930,000. The purchase price was determined through an independent appraisal of the property. IMRM leases the space from IMST and will continue to use the space as a RIMS facility. The prior lease and the acquisition of the property by IMST were, in the opinion of management, on commercially reasonable terms and no less favorable to IMRM and IMST than could have been obtained from an unaffiliated party at the time of the transactions.

     Schooner leases space from the Company at the Company's corporate headquarters. Such lease is a tenancy-at-will and may be terminated by either the Company or Schooner at any time. As consideration for such lease, Schooner pays rent to the Company based on its pro rata share of all expenses related to the use and occupancy of the premises. The rent paid by Schooner to Iron Mountain under such lease was approximately $90,375 in the year ended December 31, 1998, and Schooner currently pays annual rent of approximately $90,375. The Company believes that the terms of this lease are no less favorable to it than would have been negotiated with an unrelated third party.

Other Transactions

     The Company paid compensation of approximately $165,984 for the year ended December 31, 1998 to Mr. T. Anthony Ryan. Mr. Ryan is Vice President, Real Estate, of the Company and is the brother of Mr. Vincent J. Ryan, a Director of the Company. The Company believes that the terms of Mr. Ryan's employment are no less favorable to it than would be negotiable with an unrelated third party.


     In November 1997, the Company entered into a management advisory agreement with Keystone, of which Kent P. Dauten, a Director of the Company, is president. Keystone received fees of approximately $20,000 per month under such agreement relating to consulting with respect to medical records management services. The Company paid Keystone fees totaling $60,000 in 1998 for consulting services through March 1998, after which time the agreement was terminated. In addition, Keystone provided acquisition and divestiture investment banking consulting services to the Company from May 1998 through September 1998 in connection with the exchange of assets between a subsidiary of the Company and a third party. The Company paid Keystone a contingent fee of $92,000 in October 1998 for such services. The Company believes that the terms of each of these agreements were no less favorable to it than would have been negotiated with an unrelated third party.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedule filed as part of this report:

     As listed in the Index to Financial Statements and Financial Statement Schedule on page 34 hereof.

(a)(3) Exhibits filed as part of this report:

     As listed in the Exhibit Index following the signature page hereof.

(b) Reports on Form 8-K:
     On November 23, 1998, the Company filed a current report on Form 8-K under
Item 7 pertaining to unaudited condensed consolidated pro forma financial statements with respect certain businesses acquired during 1998 and 1997, including the RIMS business of Wellington Financial Services, Inc. (d/b/a Michigan Data Storage), Safesite, Concorde Group, Inc., Data Securities International, Inc., Records Retention/FileSafe, L.P., Allegiance Business Archives, Ltd., Record Masters, Arcus Group, Midwest Records Management (a division of I-GO Van & Storage Co.), Sloan Vaults (d/b/a The Vault), InterMation, Inc. and National Underground Storage, Inc. for the nine months ended September 30, 1998 and for the year ended December 31, 1997.

     On December 9, 1998, the Company filed a current report on Form 8-K under
Item 5 pertaining to the Company's entrance into a definitive agreement to purchase a majority interest in BDM from Mentmore Abbey plc. No financial statements were filed therewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRON MOUNTAIN INCORPORATED



                                          By: /s/ Richard Reese
                                             ----------------------------------
                                             C. Richard Reese, Chairman of the
                                             Board and Chief Executive Officer

Dated: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                Title                             Date
         ---------                                -----                             ----
/s/ C. Richard Reese          Chairman of the Board                           March 31, 1999
-------------------------       and Chief Executive Officer
C. Richard Reese


/s/ David S. Wendell          President, Chief Operating                      March 31, 1999
-------------------------       Officer and Director
David S. Wendell


/s/John F. Kenny, Jr          Executive Vice President and                    March 31, 1999
-------------------------       Chief Financial Officer
/s/John F. Kenny, Jr


/s/ Jean A. Bua               Vice President and Corporate                    March 31, 1999
-------------------------       Controller (principal accounting officer)
Jean A. Bua


/s/ Clarke H. Bailey          Director                                        March 31, 1999
-------------------------
Clarke H. Bailey


/s/ Constantin R. Boden       Director                                        March 31, 1999
-------------------------
Constantin R. Boden


/s/ Kent P. Dauten            Director                                        March 31, 1999
-------------------------
Kent P. Dauten


/s/ Eugene B. Doggett         Director                                        March 31, 1999
-------------------------
Eugene B. Doggett


/s/ B. Thomas Golisano        Director                                        March 31, 1999
-------------------------
B. Thomas Golisano


/s/ Arthur D. Little          Director                                        March 31, 1999
-------------------------
Arthur D. Little


/s/ Vincent J. Ryan           Director                                        March 31, 1999
-------------------------
Vincent J. Ryan

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



Exhibit No.                                    Item                                     Exhibit
-----------                                    ----                                     -------
  2.1         Agreement and Plan of Merger, dated as of September 26, 1997, by            (2.2)(7)
              and among Iron Mountain, Arcus Group, United Acquisition
              Company and Arcus Technology Services, Inc. (collectively, the
              "Arcus Parties")
   2.2        Amendment No. 1 to Agreement and Plan of Merger, dated as of               (2.1A)(9)
              November 25, 1997, by and among Iron Mountain and each of the
              Arcus Parties
   2.3        Agreement and Plan of Merger, dated as of February 19, 1997, by               (2)(4)
              and among Iron Mountain, IM-1 Acquisition Corp. and Safesite
   2.4        Amendment No. 1 to Agreement and Plan of Merger, dated as of                 (2A)(5)
              April 1, 1997, by and among Iron Mountain, IM-1 Acquisition Corp.
              and Safesite
   2.5        Amendment No. 2 to Agreement and Plan of Merger, dated as of                 (2B)(5)
              May 7, 1997, by and among Iron Mountain, IM-1 Acquisition Corp.
              and Safesite
   2.6        Agreement and Plan of Merger, dated as of August 25, 1997, by               (2.3)(7)
              and among Iron Mountain, DSI Acquisition Corporation and Data
              Securities International, Inc.
   2.7        Agreement and Plan of Merger, dated as of September 17, 1997, by            (2.2)(8)
              and among Iron Mountain, IM-3 Acquisition Corp. and HIMSCORP,
              Inc.
   2.8        Agreement and Plan of Merger, dated as of February 24, 1998, by             (2.7)(12)
              and among Iron Mountain, IM-3 Acquisition Corp. and InterMation,
              Inc. (confidential treatment granted as to certain portions)
   2.9        Agreement and Plan of Merger, dated as of June 5, 1998, by and              (2.1)(13)
              among IMRM, Iron Mountain/NUS, Inc. and National Underground
              Storage, Inc. (confidential treatment granted as to certain portions)
   2.10       Stock Purchase Agreement, dated as of February 28, 1999, by and             Filed herewith
              among Iron Mountain, Data Base and all of the stockholders of Data          as Exhibit 2.10
              Base (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
   3.1        Amended and Restated Certificate of Incorporation of Iron Mountain,         (3.1)(10)
              as amended
   3.2        Amended and Restated By-Laws of Iron Mountain, as amended                   (3.2)(10)
  10.1        Second Amended and Restated Credit Agreement, dated as of                  (10.1)(7)
              September 26, 1997, among Iron Mountain, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent
  10.2        Amendment No. 1 to the Second Amended and Restated Credit                  (10.1)(14)
              Agreement, dated as of December 31, 1997, among Iron Mountain, the lenders party thereto and The Chase Manhattan Bank, as
              Administrative Agent
  10.3        Amendment No. 2 to the Second Amended and Restated Credit                  (10.1)(16)
              Agreement, dated as of November 9, 1998, among Iron Mountain, the lenders party thereto and The Chase Manhattan Bank, as
              Administrative Agent


Exhibit No.                                     Item                                         Exhibit
-----------                                     ----                                         -------
 10.4           Indenture for 101/8% Senior Subordinated Notes due 2006 by and             (10.3)(4)
                among Iron Mountain, certain of its subsidiaries and First National
                Association, as trustee, dated October 1, 1996
 10.5           Indenture of 83/4% Senior Subordinated Notes due 2009 by and                (4.1)(6)
                among Iron Mountain, certain of its subsidiaries and The Bank of
                New York, as trustee, dated October 24, 1997
 10.6           Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended #         (10.1)(3)
 10.7           Iron Mountain/UAC 1995 Stock Option Plan #                                 (10.1)(11)
 10.8           Iron Mountain/ATSI 1995 Stock Option Plan #                                (10.2)(11)
 10.9           Iron Mountain Incorporated 1998 Employee Stock Purchase Plan #             (10.8)(14)
 10.10          Record Center Storage Services Agreement between IMRM and                 (10.18)(1)
                Resolution Trust Corporation, dated July 31, 1992, as renewed by letter agreement effective July 26, 1998 between Iron Mountain and the Federal Deposit Insurance Corporation
 10.11          Amended and Restated Registration Rights Agreement, dated as of            (10.2)(3)
                June 12, 1997, between Iron Mountain and certain stockholders of
                Iron Mountain #
 10.12          Joinder to Registration Rights Agreement, dated as of October 31,         (10.12)(9)
                1997, by and between Iron Mountain and Kent P. Dauten #
 10.13          Stockholders' Agreement, dated September 17, 1997, by and                 (10.13)(10)
                between Iron Mountain and Kent P. Dauten #
 10.14          Stockholders' Agreement, dated as of February 19, 1997, by and            (10.20)(4)
                between Iron Mountain and certain stockholders of Safesite #
 10.15          Asset Purchase and Sale Agreement, dated as of August 20, 1997,            (10.2)(7)
                by and between IMRM and Records Retention/FileSafe, L.P.
 10.16          Stockholders' Agreement, dated as of September 26, 1997, by and           (10.16)(9)
                among Iron Mountain and certain stockholders of the Arcus Parties #
 10.17          Lease Agreement, dated as of October 1, 1998, between Iron                (10.20)(15)
                Mountain Statutory Trust--1998 and IMRM
 10.18          Unconditional Guaranty, dated as of October 1, 1998, from Iron            (10.21)(15)
                Mountain to Iron Mountain Statutory Trust--1998
 10.19          Amended and Restated Agency Agreement, dated October 1, 1998,             (10.22)(15)
                by and between Iron Mountain Statutory Trust--1998 and IMRM
 10.20          Agreement, dated as of December 2, 1998, by and between Iron                (2.1)(16)
                Mountain and Mentmore Abbey plc
 10.21          Strategic Alliance Agreement, dated as of January 4, 1999, by and          (10.2)(16)
                among Iron Mountain, Iron Mountain (U.K.) Limited, Britannia Data
                Management Limited and Mentmore Abbey plc
 10.22          Amendment and Agreement Re: Leasehold Improvements,                     Filed herewith
                dated as of January 28, 1999, by and among Iron Mountain,               as Exhibit 10.22
                Statutory Trust--1998 First Union National Bank, Scotiabanc Inc.,
                IMRM, Iron Mountain, the lenders party thereto, The Bank of Nova
                Scotia, as Agent for the lenders, and BTM Capital Corporation, as
                LC Issuer
   12           Schedule of computation of ratio of earnings to fixed charges           Filed herewith
                                                                                        as Exhibit 12
   21           Subsidiaries of Iron Mountain                                           Filed herewith
                                                                                        as Exhibit 21
   23           Consent of Arthur Andersen LLP                                          Filed herewith
                                                                                        as Exhibit 23
   27           Financial Data Schedule -- December 31, 1998                            Filed herewith
                                                                                        as Exhibit 27

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

(4) Filed as an Exhibit to Iron Mountain's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission, File No. 0-27584.


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

(8) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K/A dated November 10, 1997, filed with the Commission, File No. 0-27584.

(9) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-41045 filed with the Commission on November 26, 1997.

(10) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-44185 filed with the Commission on January 13, 1998.

(11) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.

(12) Filed as an Exhibit to Iron Mountain's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission, File No. 0-27584.


(13) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K dated July 10, 1998, filed with the Commission, File No. 0-27584.

(14) Filed as an Exhibit to Amendment No. 1 to Iron Mountain's Registration Statement No. 333-44187 filed with the Commission on August 3, 1998.

(15) Filed as an Exhibit to Iron Mountain's Registration Statement No. 333-67765 filed with Commission on November 23, 1998.

(16) Filed as an Exhibit to Iron Mountain's Current Report on Form 8-K dated January 19, 1999, filed with the Commission, File No. 0-27584.