Form 10-Q
period 1999-03-31
IRON MOUNTAIN INC /DE
filed 1999-05-17
CIK 1004317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------
                                       or

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

As of May 7, 1999, there were 31,004,509 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX


                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1999 and
             December 31, 1998 (Unaudited)                                    3

          Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998 (Unaudited)             4

          Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998 (Unaudited)             5

          Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     6-14

Item 2 -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      15-20

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk         21

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                    22

          Signature                                                          23


                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                           MARCH 31,       DECEMBER 31,
                                                             1999              1998
                                                         -----------       -----------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                             $     4,899       $     1,715
   Accounts Receivable (less allowances of $3,759
     and $3,316 respectively)                                 84,378            75,565
   Foreign Currency Transaction Receivable                      --              45,885
   Deferred Income Taxes                                      10,477            10,474
   Prepaid Expenses and Other                                 10,300            10,298
                                                         -----------       -----------
         Total Current Assets                                110,054           143,937

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment                             421,594           354,101
   Less: Accumulated Depreciation                           (109,773)          (87,358)
                                                         -----------       -----------
         Property, Plant and Equipment, net                  311,821           266,743

OTHER ASSETS:
   Goodwill, net                                             600,715           527,235
   Customer Acquisition Costs, net                            11,008             9,574
   Deferred Financing Costs, net                              13,176            13,392
   Other                                                       5,970             6,504
                                                         -----------       -----------
         Total Other Assets                                  630,869           556,705
                                                         -----------       -----------
         Total Assets                                    $ 1,052,744       $   967,385
                                                         -----------       -----------
                                                         -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-term Debt                     $     4,219       $     1,731
   Accounts Payable                                           13,656            20,620
   Accrued Expenses                                           55,612            48,539
   Foreign Currency Transaction Payable                         --              46,200
   Deferred Income                                            30,142            26,043
   Other                                                         339               339
                                                         -----------       -----------
         Total Current Liabilities                           103,968           143,472

LONG-TERM DEBT, NET OF CURRENT PORTION                       537,096           454,447
OTHER LONG-TERM LIABILITIES                                    8,955             8,925
DEFERRED RENT                                                  9,956             9,616
DEFERRED INCOME TAXES                                         14,442            12,043

MINORITY INTEREST                                             39,470              --

STOCKHOLDERS' EQUITY:
   Common Stock                                                  295               294
   Additional Paid-in Capital                                356,626           355,927
   Accumulated Deficit                                       (17,488)          (17,339)
   Accumulated Other Comprehensive Income                       (576)             --
                                                         -----------       -----------
         Total Stockholders' Equity                          338,857           338,882
                                                         -----------       -----------
         Total Liabilities and Stockholders' Equity      $ 1,052,744       $   967,385
                                                         -----------       -----------
                                                         -----------       -----------



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -------------------------
                                                                     1999           1998
                                                                   ---------       ---------
REVENUES:
  Storage                                                          $  67,722       $  52,948
  Service and Storage Material Sales                                  52,381          46,536
                                                                   ---------       ---------
    Total Revenues                                                   120,103          99,484

OPERATING EXPENSES:
  Cost of Sales (Excluding Depreciation)                              62,246          52,610
  Selling, General and Administrative                                 30,308          24,418
  Depreciation and Amortization                                       13,823          11,264
                                                                   ---------       ---------
    Total Operating Expenses                                         106,377          88,292
                                                                   ---------       ---------
OPERATING INCOME                                                      13,726          11,192

INTEREST EXPENSE                                                      11,966          12,332
                                                                   ---------       ---------

    Income (Loss) Before Provision (Benefit) for Income Taxes
     and Minority Interest in Net Income of Consolidated
     Subsidiaries                                                      1,760          (1,140)

PROVISION (BENEFIT) FOR INCOME TAXES                                   1,762            (826)

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES             147            --
                                                                   ---------       ---------
    Net Loss                                                       $    (149)      $    (314)
                                                                   ---------       ---------
                                                                   ---------       ---------
NET LOSS PER COMMON SHARE- BASIC AND DILUTED                       $   (0.01)      $   (0.01)
                                                                   ---------       ---------
                                                                   ---------       ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            29,500          22,269
                                                                   ---------       ---------
                                                                   ---------       ---------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        1999            1998
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $    (149)      $    (314)
  Adjustments to Reconcile Net Loss to Cash
  Flows Provided by Operating Activities:
    Minority Interest                                                       147            --
    Depreciation and Amortization                                        13,823          11,264
    Amortization of Deferred Financing Costs                                454             450
    Provision for Doubtful Accounts                                         440             445
    Loss on Foreign Currency Transaction                                     55            --
    Deferred Income Taxes                                                 1,566          (1,005)
  Changes in Assets and Liabilities (Exclusive of Acquisitions):
    Accounts Receivable                                                  (3,501)         (6,110)
    Prepaid Expenses and Other Current Assets                             1,557             106
    Other Assets                                                           --             1,341
    Accounts Payable                                                     (8,515)         (2,848)
    Accrued Expenses                                                      2,602           2,422
    Deferred Income                                                         614           3,016
    Other Current Liabilities                                              --              (251)
    Deferred Rent                                                           340             369
    Other Long-term Liabilities                                             (49)            (33)
                                                                      ---------       ---------
      Cash Flows Provided by Operating Activities                         9,384           8,852

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions                                            (54,489)       (112,522)
  Capital Expenditures                                                  (18,354)        (10,217)
  Additions to Customer Acquisition Costs                                (1,643)           (778)
                                                                      ---------       ---------
      Cash Flows Used in Investing Activities                           (74,486)       (123,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                                                      (8,171)         (9,465)
  Net Proceeds from Borrowings                                           76,100         101,700
  Debt Financing Costs                                                     (238)           (336)
  Proceeds from Exercise of Stock Options                                   620             876
  Stock Issuance Costs                                                       (4)           (308)
                                                                      ---------       ---------
      Cash Flows Provided by Financing Activities                        68,307          92,467

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                       (21)           --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,184         (22,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,715          24,510
                                                                      ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   4,899       $   2,312
                                                                      ---------       ---------
                                                                      ---------       ---------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)


(1)  GENERAL

The interim condensed consolidated financial statements presented herein have been prepared by Iron Mountain Incorporated ("Iron Mountain" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 31, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2)  COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1999       1998
                                                       -----      -----
     Comprehensive Loss:
       Net Loss                                        $(149)     $(314)
       Other Comprehensive Loss:
         Foreign Currency Translation Adjustment        (981)      --
         Income Tax Benefit Related to Items
           of Other Comprehensive Loss                   405       --
                                                       -----      -----
       Other Comprehensive Loss, Net of Tax             (576)      --
                                                       -----      -----
       Comprehensive Loss                              $(725)     $(314)
                                                       -----      -----
                                                       -----      -----


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)  ACQUISITIONS

During the three months ended March 31, 1999, the Company purchased substantially all of the assets, and assumed certain liabilities, of three records and information management businesses and purchased a controlling 50.1% interest in Britannia Data Management Limited ("BDM"), a provider of records and information management services in the United Kingdom (collectively, the "1999 Acquisitions"). Each of the 1999 Acquisitions and all 15 of the records and information management businesses acquired during 1998 (the "1998 Acquisitions"), were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1999 and 1998 acquisitions, related real estate was also purchased. The aggregate purchase price for the 1999 Acquisitions was comprised of cash and the capital stock of Arcus Data Security Limited ("ADS"), the Company's existing data security business in London, and exceeded the underlying fair value of the net assets acquired by $15,864 which has been assigned to goodwill and is being amortized over 25 to 30 years. The $63,586 of goodwill recorded by BDM relates to the 1996 acquisition of BDM by Mentmore Abbey plc. The purchase price allocations are preliminary and subject to adjustment.

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 1999 Acquisitions, as of the acquisition dates, is as follows:


     Purchase Price:
         Cash Paid                                   $ 54,489
          Fair Value of ADS Capital Stock               2,489
                                                     --------
              Total Purchase Price                   $ 56,978
                                                     --------
                                                     --------
      Allocation of Purchase Price:
         Current Assets                              $  7,297
         Property, Plant & Equipment                   34,703
         Other Assets                                   6,902
         Fair Value of ADS Net Assets                   2,489
         Goodwill Recorded by BDM                      63,586
         Goodwill Recorded by Iron Mountain            15,864
         Liabilities Assumed                          (34,540)
         Minority Interest                            (39,323)
                                                     --------
              Total Allocation of Purchase Price     $ 56,978
                                                     --------
                                                     --------


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)  ACQUISITIONS (CONTINUED)

The following unaudited pro forma information shows the results of the Company's operations for the three months ended March 31, 1999 and the year ended December 31, 1998 as though each of the 1999 Acquisitions and 1998 Acquisitions had occurred as of January 1, 1998:


                                           THREE MONTHS ENDED     YEAR ENDED
                                             MARCH 31, 1999    DECEMBER 31, 1998
                                           ------------------  -----------------
     Revenues                                  $ 120,450         $ 474,136
     Net Loss                                       (351)          (12,391)
     Net Loss Per Share- Basic and Diluted         (0.01)            (0.43)


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1998 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses.

(4)  LONG-TERM DEBT

Long-term debt consists of the following:


                                               MARCH 31, 1999            DECEMBER 31, 1998
                                           -----------------------    -----------------------
                                           CARRYING        FAIR       CARRYING        FAIR
                                            AMOUNT         VALUE       AMOUNT         VALUE
                                           ---------     ---------    ---------     ---------
     8-3/4% Senior Subordinated Notes
      (the "1997 Notes")                 $ 249,576     $ 257,813     $ 249,566    $ 257,500
     10-1/8% Senior Subordinated
     Notes (the "1996 Notes")              165,000       178,819       165,000      178,200
     Revolving Credit Facility             103,500       103,500        35,300       35,300
     Real Estate Mortgages                   2,274         2,274         2,349        2,349
     Other                                  20,965        20,965         3,963        3,963
                                         ---------                   ---------
       Total Long-term Debt                541,315                     456,178

     Less: Current Portion                  (4,219)                     (1,731)
                                         ---------                   ---------
     Long-term Debt, Net of
       Current Portion                   $ 537,096                   $ 454,447
                                         ---------                   ---------
                                         ---------                   ---------


The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at March 31, 1999 and December 31, 1998 for loans with similar terms and average maturities.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 1996 Notes and the 1997 Notes are fully and unconditionally guaranteed, on a joint and several senior subordinated basis, by most, but not all, of the Company's direct and indirect subsidiaries (the "Guarantors"). Currently, BDM and its subsidiaries, along with certain parent holding companies, (the "Non-Guarantors") are the only subsidiaries that do not guarantee the 1996 Notes or the 1997 Notes.

Prior to the acquisition of BDM in January 1999, substantially all of the Company's operations were conducted by its direct and indirect wholly owned subsidiaries, all of which, other than Arcus Data Security Limited, were guarantors of the 1996 Notes and 1997 Notes. Arcus Data Security Limited represented less than 1% of the Company's consolidated revenues and was not material to its results of operations. The Company's management does not believe that separate financial statements of, and other disclosures with respect to, the Guarantors for periods prior to 1999 are meaningful or material to investors. Accordingly, no such financial statements were provided.

The following financial data summarizes the consolidating Company on the equity method of accounting as of and for the first quarter of 1999:


                                                                           MARCH 31, 1999
                                                  --------------------------------------------------------------------
                                                                                NON-
                                                    PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  ----------    ----------    ----------   ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                      $        2    $    1,810    $    3,087    $     --       $    4,899
   Accounts Receivable                                  --          77,596         6,782          --           84,378
   Other Current Assets                                 --          20,041         1,400          (664)        20,777
                                                  ----------    ----------    ----------    ----------     ----------
    Total Current Assets                                   2        99,447        11,269          (664)       110,054
PROPERTY, PLANT AND EQUIPMENT, NET                      --         279,755        32,066          --          311,821
OTHER ASSETS:
   Due From Affiliates                               198,604          --            --        (198,604)          --
   Long-term Notes Receivable from Affiliates        418,638          --            --        (418,638)          --
   Investment in Subsidiaries                        236,435        48,576          --        (285,011)          --
   Goodwill, net                                        --         528,186        72,529          --          600,715
   Other                                              12,507        17,647          --            --           30,154
                                                  ----------    ----------    ----------    ----------     ----------
    Total Other Assets                               866,184       594,409        72,529      (902,253)       630,869
                                                  ----------    ----------    ----------    ----------     ----------
    Total Assets                                  $  866,186    $  973,611    $  115,864    $ (902,917)    $1,052,744
                                                  ----------    ----------    ----------    ----------     ----------
                                                  ----------    ----------    ----------    ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
TOTAL CURRENT LIABILITIES                         $    9,253    $   83,145    $   12,234    $     (664)    $  103,968
LONG-TERM DEBT, NET OF CURRENT PORTION               518,076         4,385        14,635          --          537,096
DUE TO AFFILIATES                                       --         198,604          --        (198,604)          --
LONG-TERM NOTES PAYABLE TO AFFILIATES                   --         418,638          --        (418,638)          --
OTHER LONG-TERM LIABILITIES                             --          32,404           949          --           33,353
MINORITY INTEREST                                       --            --          39,470          --           39,470
STOCKHOLDERS' EQUITY                                 338,857       236,435        48,576      (285,011)       338,857
                                                  ----------    ----------    ----------    ----------     ----------
    Total Liabilities and Stockholders' Equity    $  866,186    $  973,611    $  115,864    $ (902,917)    $1,052,744
                                                  ----------    ----------    ----------    ----------     ----------
                                                  ----------    ----------    ----------    ----------     ----------


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                              THREE MONTHS ENDED MARCH 31, 1999
                                               ------------------------------------------------------------------
                                                                            NON-
                                                PARENT      GUARANTORS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                               ---------    ----------    ----------  ------------   ------------
REVENUES:
  Storage                                      $    --       $  66,113     $   1,609    $    --       $  67,722
  Service and Storage Material Sales                --          51,084         1,297         --          52,381
                                               ---------     ---------     ---------    ---------     ---------
   Total Revenues                                   --         117,197         2,906         --         120,103

OPERATING EXPENSES:
  Cost of Sales (Excluding Depreciation)            --          60,589         1,657         --          62,246
  Selling, General and Administrative                124        29,746           438         --          30,308
  Depreciation and Amortization                     --          13,470           353         --          13,823
                                               ---------     ---------     ---------    ---------     ---------
    Total Operating Expenses                         124       103,805         2,448         --         106,377
                                               ---------     ---------     ---------    ---------     ---------
OPERATING INCOME (LOSS)                             (124)       13,392           458         --          13,726

INTEREST INCOME                                  (10,360)         --            --         10,360          --
INTEREST EXPENSE                                  11,719        10,523            84      (10,360)       11,966
EQUITY IN THE EARNINGS OF SUBSIDIARIES            (1,334)          (20)         --          1,354          --
                                               ---------     ---------     ---------    ---------     ---------

    Income (loss) Before Provision for
     Income Taxes and Minority Interest in
     Net Income of Consolidated Subsidiaries        (149)        2,889           374       (1,354)        1,760

PROVISION FOR INCOME TAXES                          --           1,555           207         --           1,762
MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED SUBSISDIARIES                          --            --             147         --             147
                                               ---------     ---------     ---------    ---------     ---------
      Net Income (Loss)                        $    (149)    $   1,334     $      20    $  (1,354)    $    (149)
                                               ---------     ---------     ---------    ---------     ---------
                                               ---------     ---------     ---------    ---------     ---------


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                          MARCH 31, 1999
                                                   ----------------------------------------------------------------
                                                                               NON-
                                                    PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                   --------    ----------   ----------  ------------   ------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                         $(21,975)    $ 30,866     $    493          $--     $  9,384

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Subsidiaries                        (46,613)     (46,643)        --         93,256         --
  Cash Paid for Acquisitions                           --        (10,656)     (43,833)        --        (54,489)
  Capital Expenditures                                 --        (18,227)        (127)        --        (18,354)
  Additions to Customer Acquisition Costs              --         (1,643)        --           --         (1,643)
                                                   --------     --------     --------     --------     --------
    Cash Flows Used in Investing Activities         (46,613)     (77,169)     (43,960)      93,256      (74,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                                  (7,900)        (203)         (68)        --         (8,171)
  Net Proceeds from Borrowings                       76,100         --           --           --         76,100
  Equity Contribution from Parent                      --         46,613       46,643      (93,256)        --
  Proceeds from Exercise of Stock Options               620         --           --           --            620
  Debt Financing and Stock Issuance Costs              (242)        --           --           --           (242)
                                                   --------     --------     --------     --------     --------
    Cash Flows Provided by Financing Activities      68,578       46,410       46,575      (93,256)      68,307

EFFECT OF EXCHANGE RATES ON CASH AND CASH
EQUIVALENTS                                            --           --            (21)        --            (21)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             (10)         107        3,087         --          3,184

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                   12        1,703         --           --          1,715
                                                   --------     --------     --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $      2     $  1,810     $  3,087     $   --       $  4,899
                                                   --------     --------     --------     --------     --------
                                                   --------     --------     --------     --------     --------


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(6)  EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the quarters ended March 31, 1999 and 1998, 875 and 1,587 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(7)  SEGMENT REPORTING

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


                                                                IT
                                                  RIMS        STAFFING        TOTAL
                                               ----------    ----------    ----------
     THREE MONTHS ENDED MARCH 31, 1999:
     Revenues from External Customers          $  109,371    $   10,732    $  120,103
     Revenues from Other Operating Segments          --             113           113
                                               ----------    ----------    ----------
     Total Reportable Segment Revenues         $  109,371    $   10,845    $  120,216
                                               ----------    ----------    ----------
                                               ----------    ----------    ----------
     EBITDA                                    $   27,061    $      488    $   27,549

     Segment Assets as of March 31, 1999       $1,025,386    $   27,358    $1,052,744

     THREE MONTHS ENDED MARCH 31, 1998:
     Revenues from External Customers          $   89,056    $   10,428    $   99,484
     Revenues from Other Operating Segments          --              54            54
                                               ----------    ----------    ----------
     Total Reportable Segment Revenues         $   89,056    $   10,482    $   99,538
                                               ----------    ----------    ----------
                                               ----------    ----------    ----------
     EBITDA                                    $   21,779    $      677    $   22,456

     Segment Assets as of December 31, 1998    $  940,698    $   26,687    $  967,385


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(7)  SEGMENT REPORTING (CONTINUED)

A reconciliation of the totals reported for the reportable operating segments to the applicable line items in the condensed consolidated financial statements is as follows:


                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1999          1998
                                                            ---------     ---------
     TOTAL REVENUES:
     Total Revenues from Reportable Segments                $ 120,216     $  99,538
     Intercompany Eliminations and Other Revenues                (113)          (54)
                                                            ---------     ---------
         Total Consolidated Revenues                        $ 120,103     $  99,484
                                                            ---------     ---------
                                                            ---------     ---------
     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
       MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
       SUBSIDIARIES:
     Total EBITDA from Reportable Segments                  $  27,549     $  22,456
     Depreciation and Amortization                            (13,823)      (11,264)
     Interest Expense                                         (11,966)      (12,332)
                                                            ---------     ---------
         Income (Loss) Before Provision for Income Taxes
          and Minority Interest in Net Income of
          Consolidated Subsidiaries                         $   1,760     $  (1,140)
                                                            ---------     ---------
                                                            ---------     ---------


(8)  SUBSEQUENT EVENTS

On April 1, 1999, the Company acquired all of the outstanding capital stock of First American Records Management, Inc. for total consideration of $41.7 million.

Effective April 1, 1999, the Company acquired all the outstanding capital stock of Data Base, Inc. and certain related real estate for approximately $116 million, including estimated transaction costs. The consideration was comprised of 1,477 shares of the Company's Common Stock with a fair value of $46.0 million and the balance in cash and assumed debt. As part of the Data Base acquisition, the Company has agreed to repurchase all 1,477 shares of its Common Stock issued to the sellers with a portion of the net proceeds from its current equity offering.

On April 26, 1999, the Company completed the sale, in a private placement to qualified institutional buyers, of $150 million in aggregate principal amount of its 8 1/4% Senior Subordinated Notes due 2011 (the "1999 Notes"). The 1999 Notes were issued at a price to investors of 99.64% of par. The net proceeds from the sale of the 1999 Notes were used to repay outstanding indebtedness under the Company's revolving credit facility.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(8)  SUBSEQUENT EVENTS (CONTINUED)

In May 1999, the Company acquired substantially all of the assets of two records management businesses for aggregate consideration of approximately $5 million in cash.

On May 10, 1999, BDM entered into an agreement to acquire Memogarde S.A. and related companies for aggregate consideration of approximately $16 million, based on an exchange rate of 6.0827 French Francs per $1 on May 10, 1999. Memogarde, headquartered and operating in Paris, France, is a leading provider of data security services in France. The acquisition is subject to customary closing conditions and is expected to be completed in the second quarter of 1999.

On May 17, 1999, the Company issued and sold an aggregate of 5.8 million shares (including approximately 0.8 million shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price to the public of $28.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions were $153.8 million and are expected to be used: (i) to repurchase all of the 1,477 shares of the Company's Common Stock issued in connection with the acquisition of Data Base at a purchase price of $26.74 per share; (ii) to repay outstanding indebtedness under the revolving credit facility; and (iii) for general corporate purposes, including the funding of possible future acquisitions.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 1999 included herein, and the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

OVERVIEW

The Company's consolidated revenues increased $20.6 million, or 20.7%, to $120.1 million for the first quarter of 1999 from $99.5 million for the first quarter of 1998. Consolidated revenues for the first quarter of 1999 included $109.4 million attributable to the Company's RIMS business while the remaining $10.7 million was generated by the Company's IT Staffing business. Internal revenue growth was 9.1%.

On January 4, 1999, the Company purchased a controlling 50.1% interest in BDM for total consideration of $49.1 million comprised of cash and the capital stock of Arcus Data Security Limited, our existing data security business in London.

During the first quarter of 1999, the Company acquired three additional RIMS businesses for total consideration of $7.9 million. These three acquisitions reported $3.5 million in revenues for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Consolidated storage revenues increased $14.8 million, or 27.9%, to $67.7 million for the first quarter of 1999, from $52.9 million for the first quarter of 1998. Internal storage revenue growth was 9.8%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers. The RIMS business accounted for all $67.7 million and $52.9 million of storage revenues for the first quarter of 1999 and 1998, respectively.

Consolidated service and storage material sales revenues increased $5.9 million, or 12.6%, to $52.4 for the first quarter of 1999 from $46.5 million for the first quarter of 1998. Internal service and storage material sales revenue growth was 8.3%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts. Service and storage material sales revenues for the Company's RIMS business increased $5.5 million, or 15.3%, to $41.6 million. The Company's consolidated service and storage material sales revenues include $10.7 million attributable to the Company's IT Staffing business, an increase of $0.3 million, or 2.9%, compared to the first quarter of 1998. All of the IT Staffing business growth was internal.

For the reasons discussed above, total consolidated revenues increased $20.6 million, or 20.7%, to $120.1 million for the first quarter of 1999 from $99.5 million for the first quarter of 1998. Total revenues for the RIMS business increased $20.3 million, or 22.8%, to $109.4 million for the first quarter of 1999 from $89.1 million for the first quarter of 1998. Internal revenue growth was 9.8%.

Consolidated cost of sales (excluding depreciation) increased $9.6 million, or 18.3%, to $62.2 million (51.8% of consolidated revenues) for the first quarter of 1999 from $52.6 million (52.9% of consolidated revenues) for the first quarter of 1998. The dollar increase was primarily attributable to the increase in records and other media stored and expenses related to certain facility moves. Cost of sales (excluding depreciation) for the Company's RIMS business increased $9.5 million, or 21.1%, to $54.4 million (49.8% of RIMS revenues) for the first quarter of 1999 from $44.9 million (50.4% of RIMS revenues) for the same

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


period last year. Cost of sales (excluding depreciation) for the Company's IT Staffing business increased $0.1 million, or 1.5%, to $7.8 million (72.8% of IT Staffing revenues) for the first quarter of 1999 from $7.7 million (73.8% of IT Staffing revenues) for the first quarter of 1998.

Consolidated selling, general and administrative expenses increased $5.9 million, or 24.1%, to $30.3 million (25.2% of consolidated revenues) for the first quarter of 1999 from $24.4 million (24.5% of consolidated revenues) for the first quarter of 1998. The dollar increase was primarily attributable to:
(i) the Company's national sales and marketing meeting occurring in January 1999; (ii) the adoption, effective January 1, 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires certain computer software costs associated with internal use software to be expensed as incurred; and (iii) increased personnel, office and overhead costs to support the Company's growth. Selling, general and administrative expenses for the RIMS business increased $5.5 million, or 24.7%, to $27.9 million (25.5% of RIMS revenues) for the first quarter of 1999 from $22.4 million (25.1% of RIMS revenues) for the first quarter of 1998. Selling, general and administrative expenses for the IT Staffing business increased $0.4 million, or 18.2%, to $2.4 million (22.7% of IT Staffing revenues) for the first quarter of 1999 from $2.0 million (19.7% of IT Staffing revenues) for the first quarter of 1998.

Consolidated depreciation and amortization expense increased $2.6 million, or 22.7%, to $13.8 million (11.5% of consolidated revenues) for the first quarter of 1999 from $11.2 million (11.3% of consolidated revenues) for the first quarter of 1998. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1998 and 1999 acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities. Depreciation and amortization expense for the RIMS business increased $2.5 million, or 22.9%, to $13.6 million (12.4% of RIMS revenues) for the first quarter of 1999 from $11.1 million (12.4% of RIMS revenues) for the first quarter of 1998. Depreciation and amortization expense for the IT Staffing business was $0.2 million (2.1% of IT Staffing revenues) for the first quarter of 1999 and $0.2 million (2.0% of IT Staffing revenues) for the first quarter of 1998.

As a result of the foregoing factors, consolidated operating income increased $2.5 million, or 22.6%, to $13.7 million (11.4% of consolidated revenues) for the first quarter of 1999 from $11.2 million (11.3% of consolidated revenues) for the first quarter of 1998.

Consolidated interest expense decreased $0.3 million, or 3.0%, to $12.0 million for the first quarter of 1999 from $12.3 million for the first quarter of 1998. The decrease was primarily attributable to lower effective interest rates for the first quarter of 1999 compared to the same period in 1998.

As a result of the foregoing factors, consolidated income (loss) before provision (benefit) for income taxes and minority interest in net income of consolidated subsidiaries increased $2.9 million to income of $1.8 million (1.5% of consolidated revenues) for the first quarter of 1999 from a loss of $1.1 million (1.1% of consolidated revenues) for the first quarter of 1998. The provision for income taxes was $1.8 million for the first quarter of 1999 compared to a credit of $0.8 million for the first quarter of 1998. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1999 Acquisitions, the Company recorded approximately $72.0 million in nondeductible goodwill.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Consolidated net loss decreased $0.2 million to a net loss of $0.1 million (0.1% of consolidated revenues) for the first quarter of 1999 from a consolidated net loss of $0.3 million (0.3% of consolidate revenues) for the first quarter of 1998.

As a result of the foregoing factors, consolidated EBITDA increased $5.0 million, or 22.7%, to $27.5 million (22.9% of consolidated revenues) for the first quarter of 1999 from $22.5 million (22.6% of consolidated revenues) for the first quarter of 1998. EBITDA for the RIMS business increased $5.3 million, or 24.3%, to $27.1 million (24.7% of RIMS revenues) for the first quarter of 1999 from $21.8 million (24.5% of RIMS revenues) for the first quarter of 1998. EBITDA for the IT Staffing business decreased $0.2 million, or 27.9%, to $0.5 million (4.5% of IT Staffing revenues) for the first quarter of 1999 from $0.7 million (6.5% of IT Staffing revenues) for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first three months of 1999 amounted to $54.5 million, $18.4 million and $1.6 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's revolving credit facility.

Net cash provided by operations was $9.4 million for the first three months of 1999 compared to $8.9 million for the same period in 1998. The increase resulted from an increase in EBITDA, which was partially offset by a decrease in trade accounts payable and other changes in assets and liability accounts.

Net cash provided by financing activities was $68.3 million for the three months ended March 31, 1999, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $76.1 million, which were partially offset by repayments of debt of $8.1 million.

On April 26, 1999, the Company completed the sale, in a private placement to qualified institutional buyers, of $150 million in aggregate principal amount of its 1999 Notes. The 1999 Notes were issued at a price to investors of 99.64% of par. The net proceeds from the sale of the 1999 Notes were used to repay outstanding indebtedness under the Company's revolving credit facility.

On May 17, 1999, the Company issued and sold an aggregate of 5.8 million shares (including approximately 0.8 million shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price to the public of $28.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions were $153.8 million and are expected to be used: (i) to repurchase all of the 1,477 shares of the Company's Common Stock issued in connection with the acquisition of Data Base at a purchase price of $26.74 per share; (ii) to repay outstanding indebtedness under the Company's revolving credit facility; and (iii) for general corporate purposes, including the funding of future acquisitions.

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

Operational Systems

The Company's primary operational systems for its RIMS segment are SAFEKEEPEr-TM-, an internally developed software application used mainly in its business records operations, and MEDIALINK-TM-, a software application obtained from a third party used mainly in the Company's data security operations. Additionally, as an active acquirer of businesses, the Company currently uses, and will continue to use, several different legacy operational systems that have been, and will be, inherited through its ongoing acquisition program. Both SAFEKEEPER and MEDIALINK are Y2K compliant. Based on the Company's assessment, management believes that approximately 85% of its business units are currently operating with an operational system that is Y2K compliant or upgradable to a currently available Y2K compliant version of the existing software. Conversion of the remaining business units to a Y2K compliant operational system is currently underway.

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

                           IRON MOUNTAIN INCORPORATED

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The acquisition of BDM as described in Note 3 to the Condensed Consolidated Financial Statements, and any other international investments, if completed, may be subject to risks and uncertainties relating to fluctuations in currency valuation.

The Company engages neither in speculative nor derivative trading activities. As of March 31, 1999, the Company had $103.5 million of debt outstanding with a weighted average variable interest rate of 6.49% and $437.8 million of fixed rate debt. If the weighted average variable interest rate had increased by 1% to 7.49%, such increase would have had a negative impact on the Company's net income for the quarter ended March 31, 1999 of approximately $155,000. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of March 31, 1999 and December 31, 1998.

                           IRON MOUNTAIN INCORPORATED

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

     1 Underwriting Agreement among Iron Mountain Incorporated and Bear, Stearns & Co. Inc., William Blair & Company L.L.C., Prudential Securities Incorporated and Wasserstein Perella Securities, Inc., as Representatives of the several underwriters named therein, dated May 11, 1999.

     21   Subsidiaries of Iron Mountain

     27.1 Financial Data Schedule for the Three Months Ended March 31, 1999

     27.2 Financial Data Schedule for the Three Months Ended March 31, 1998


(b)  Reports on Form 8-K

     On January 19, 1999, the Company filed a Current Report on Form 8-K pertaining to the consummation of the acquisition of a controlling 50.1% interest in BDM. In accordance with Item 7(a)(4) of Form 8-K, the required financial statements were filed by amendment on March 22, 1999.

     On March 3, 1999, the Company filed a Current Report on Form 8-K to disclose the Company's entrance into an agreement to acquire Data Base, Inc.


CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Form 10-Q and include statements regarding the strategies, beliefs or current expectations of the Company and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: (i) the Company's ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently, (ii) the cost and availability of financing for contemplated growth, (iii) the cost and availability of appropriate storage facilities, (iv) the possibility of a natural disaster or other casualty disrupting operations to an extent greater than the Company is insured for, (v) the demand and price for the Company's services, relative to the cost of providing such services, (vi) certain risks and uncertainties associated with the Company's readiness for the year 2000, including but not limited to, the Company's inability to recruit and/or retain key staff necessary for addressing year 2000 issues; failure of major third party suppliers of products and services to adequately address their year 2000 issues despite assurances to the contrary; delays in the conversion or upgrade of acquired and to be acquired businesses' software systems to appropriate year 2000 compliant software systems; and actual future costs associated with the Company's year 2000 plan being greater than currently expected, or (vii) other trends in competitive or economic conditions affecting the Company's financial condition or results of operations not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.

                           IRON MOUNTAIN INCORPORATED
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        IRON MOUNTAIN INCORPORATED



May 17, 1999                       By:
------------                            ---------------------------------------
  (date)                                Jean A. Bua
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)