Form 10-Q
period 1999-06-30
IRON MOUNTAIN INC /DE
filed 1999-08-13
CIK 1004317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended JUNE 30, 1999

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


                                  (617) 535-4766
                                  ---------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
     ---         ---

As of August 6, 1999, there were 35,327,872 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                                   IRON MOUNTAIN INCORPORATED
                                              INDEX



                                                                                                                  PAGE
                                                                                                                  ----

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1999 and
             December 31, 1998 (Unaudited)                                                                          3

         Condensed Consolidated Statements of Operations for the Three Months Ended
             June 30, 1999 and 1998 (Unaudited)                                                                     4

         Condensed Consolidated Statements of Operations for the Six Months Ended
             June 30, 1999 and 1998 (Unaudited)                                                                     5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1999 and 1998 (Unaudited)                                                                     6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                       7-14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                         15-21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                22


PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security-Holders                                                       23

Item 6 - Exhibits and Reports on Form 8-K                                                                       23-24

          Signatures                                                                                               25

                                            IRON MOUNTAIN INCORPORATED
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In Thousands)
                                                    (Unaudited)


                                                                                       JUNE 30,              DECEMBER 31,
                                                                                         1999                    1998
                                                                                  --------------------    -------------------

ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                                                        $     26,569              $     1,715
   Accounts Receivable (less allowances of $4,496
     and $3,316 respectively)                                                            100,010                   75,565
   Foreign Currency Transaction Receivable                                                    --                   45,885
   Deferred Income Taxes                                                                   9,526                   10,474
   Prepaid Expenses and Other                                                             10,545                   10,298
                                                                                    ------------          ---------------
         Total Current Assets                                                            146,650                  143,937

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment                                                         445,005                  354,101
   Less: Accumulated Depreciation                                                        (90,911)                 (87,358)
                                                                                    ------------          ---------------
         Property, Plant and Equipment, net                                              354,094                  266,743

OTHER ASSETS:
   Goodwill, net                                                                         718,125                  527,235
   Customer Acquisition Costs, net                                                        13,081                    9,574
   Deferred Financing Costs, net                                                          16,610                   13,392
   Investment in Subsidiary                                                                4,800                       --
   Other                                                                                   6,737                    6,504
                                                                                    ------------          ---------------
         Total Other Assets                                                              759,353                  556,705
                                                                                    ------------          ---------------

         Total Assets                                                               $  1,260,097              $   967,385
                                                                                    ------------          ---------------
                                                                                    ------------          ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-term Debt                                                $      4,216              $     1,731
   Accounts Payable                                                                       16,365                   20,620
   Accrued Expenses and Other                                                             62,788                   48,878
   Foreign Currency Transaction Payable                                                       --                   46,200
   Deferred Income                                                                        31,115                   26,043
                                                                                    ------------          ---------------
         Total Current Liabilities                                                       114,484                  143,472

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   581,574                  454,447
OTHER LONG-TERM LIABILITIES                                                                8,925                    8,925
DEFERRED RENT                                                                             10,243                    9,616
DEFERRED INCOME TAXES                                                                     18,329                   12,043

MINORITY INTEREST                                                                         39,788                       --

STOCKHOLDERS' EQUITY:
   Common Stock                                                                              368                      294
   Additional Paid-in Capital                                                            556,298                  355,927
   Accumulated Deficit                                                                   (28,141)                 (17,339)
   Accumulated Other Comprehensive Income                                                 (2,287)                      --
   Treasury Stock                                                                        (39,484)                      --
                                                                                    ------------          ---------------
         Total Stockholders' Equity                                                      486,754                  338,882
                                                                                    ------------          ---------------

         Total Liabilities and Stockholders' Equity                                 $  1,260,097              $   967,385
                                                                                    ------------          ---------------
                                                                                    ------------          ---------------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                 FINANCIAL  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                              -----------------------------------------
                                                                                       1999                   1998
                                                                              ------------------     ------------------
REVENUES:
   Storage                                                                        $    79,928            $    55,592
   Service and Storage Material Sales                                                  51,837                 37,872
                                                                                  -----------            -----------

         Total Revenues                                                               131,765                 93,464

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                              66,167                 46,756
   Selling, General and Administrative                                                 32,938                 23,638
   Depreciation and Amortization                                                       16,281                 11,903
                                                                                  -----------            -----------

         Total Operating Expenses                                                     115,386                 82,297
                                                                                  -----------            -----------

OPERATING INCOME                                                                       16,379                 11,167

INTEREST EXPENSE                                                                       14,227                 10,875
OTHER INCOME                                                                               --                  1,700
                                                                                  -----------            -----------

         Income from Continuing Operations Before Provision for
           Income Taxes and Minority Interest                                           2,152                  1,992

PROVISION FOR INCOME TAXES                                                              3,229                  2,387
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES                              318                     --
                                                                                  -----------            -----------

         Loss from Continuing Operations                                               (1,395)                  (395)

INCOME  FROM DISCONTINUED OPERATIONS (NET OF  APPLICABLE TAXES)                           142                    134

LOSS ON SALE OF DISCONTINUED OPERATIONS                                                 9,400                     --
                                                                                  -----------            -----------

         Net Loss                                                                 $   (10,653)           $      (261)
                                                                                  -----------            -----------
                                                                                  -----------            -----------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Loss from Continuing Operations                                                $     (0.04)            $    (0.01)
   Income from Discontinued Operations (Net of Applicable Taxes)                           --                     --
   Loss on Sale of Discontinued Operations                                              (0.28)                    --
                                                                                  -----------            -----------
         Net Loss Per Common Share - Basic and Diluted                            $     (0.32)           $     (0.01)
                                                                                  -----------            -----------
                                                                                  -----------            -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             33,028                 28,989
                                                                                  -----------            -----------
                                                                                  -----------            -----------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                  FINANCIAL STATEMENTS.

                                          IRON MOUNTAIN INCORPORATED
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In Thousands except Per Share Data)
                                                  (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------------
                                                                                       1999                     1998
                                                                                ------------------     -----------------
REVENUES:
   Storage                                                                          $   147,650           $   108,540
   Service and Storage Material Sales                                                    93,486                73,980
                                                                                    -----------            ----------

         Total Revenues                                                                 241,136               182,520

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                                               120,602                91,673
   Selling, General and Administrative                                                   60,813                45,998
   Depreciation and Amortization                                                         29,876                22,961
                                                                                    -----------            ----------

         Total Operating Expenses                                                       211,291               160,632
                                                                                    -----------            ----------

OPERATING INCOME                                                                         29,845                21,888

INTEREST EXPENSE                                                                         26,171                23,187
OTHER INCOME                                                                                 --                 1,700
                                                                                    -----------            ----------

         Income from Continuing Operations Before Provision for
           Income Taxes and Minority Interest                                             3,674                   401

PROVISION FOR INCOME TAXES                                                                4,852                 1,342
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES                                465                    --
                                                                                    -----------            ----------

         Loss from Continuing Operations                                                 (1,643)                 (941)

INCOME FROM DISCONTINUED OPERATIONS (NET OF APPLICABLE TAXES)                               241                   366
LOSS ON SALE OF DISCONTINUED OPERATIONS                                                   9,400                    --
                                                                                    -----------            ----------

         Net Loss                                                                   $   (10,802)          $      (575)
                                                                                    -----------            ----------
                                                                                    -----------            ----------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Loss from Continuing Operations                                                  $     (0.05)           $    (0.04)
   Income from Discontinued Operations (Net of Applicable Taxes)                             --                  0.02
   Loss on Sale of Discontinued Operations                                                (0.30)                   --
                                                                                    -----------           -----------
         Net Loss Per Common Share - Basic and Diluted                              $     (0.35)          $     (0.02)
                                                                                    -----------            ----------
                                                                                    -----------            ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                               31,274                25,648
                                                                                    -----------            ----------
                                                                                    -----------            ----------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                      FINANCIAL STATEMENTS.

                                          IRON MOUNTAIN INCORPORATED
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)
                                                  (Unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------------------
                                                                                         1999                    1998
                                                                                  -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                           $   (10,802)           $       (575)
   Adjustments to reconcile net loss to loss from continuing operations:
     Income from Discontinued Operations                                                     (241)                   (366)
     Loss on sale of Discontinued Operations                                                9,400                      --
                                                                                  ---------------          --------------
   Loss from Continuing Operations                                                         (1,643)                   (941)
   Adjustments  to Reconcile  Loss from  Continuing  Operations to Cash Flows
     Provided by Operating Activities of Continuing Operations:
     Minority Interest                                                                        465                      --
     Depreciation and Amortization                                                         29,876                  22,961
     Amortization of Financing Costs                                                          911                     902
     Provision for Doubtful Accounts                                                          904                     672
     Other, net                                                                               137                      --
   Changes in Assets and Liabilities (Exclusive of Acquisitions):
     Accounts Receivable                                                                  (12,229)                 (3,648)
     Prepaid Expenses and Other Current Assets                                              1,364                    (337)
     Deferred Income Taxes                                                                  4,358                     479
     Other Assets                                                                            (237)                  1,026
     Accounts Payable                                                                      (7,319)                 (4,291)
     Accrued Expenses and Other Current Liabilities                                         5,002                   1,639
     Deferred Income                                                                          954                    (115)
     Deferred Rent                                                                            627                     672
     Other Long-term Liabilities                                                               --                     139
                                                                                  ---------------          --------------
              Cash Flows Provided by Continuing Operations                                 23,170                  19,158
              Cash Flows Provided by (Used in) Discontinued Operations                       (357)                  1,201
                                                                                  ---------------          --------------
              Cash Flows Provided by Operating Activities                                  22,813                  20,359

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions                                                            (171,629)               (137,525)
   Capital Expenditures                                                                   (40,338)                (22,004)
   Investment in Subsidiary                                                                (4,800)                     --
   Additions to Customer Acquisition Costs                                                 (3,933)                 (1,174)
                                                                                  ---------------          --------------
              Cash Flows Used in Continuing Operations                                   (220,700)               (160,703)
              Cash Flows Used in Discontinued Operations                                     (345)                   (189)
                                                                                  ---------------          --------------
              Cash Flows Used in Investing Activities                                    (221,045)               (160,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                                                     (237,370)               (112,359)
   Proceeds from Borrowings                                                               200,600                 108,800
   Net Proceeds from Sale of Senior Subordinated Notes                                    149,460                      --
   Financing Costs                                                                         (4,182)                   (344)
   Net Proceeds from Equity Offering                                                      153,755                 132,906
   Repurchase of Common Stock                                                             (39,484)                     --
   Proceeds from Exercise of Stock Options                                                    901                   2,482
   Stock Issuance Costs                                                                      (512)                   (873)
                                                                                  ---------------          --------------
              Cash Flows Provided by Continuing Operations                                223,168                 130,612
              Cash Flows Provided by Discontinued Operations                                   --                      --
                                                                                  ---------------          --------------
              Cash Flows Provided by Financing Activities                                 223,168                 130,612

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                         (82)                     --
                                                                                  ---------------          --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           24,854                  (9,921)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              1,715                  24,510
                                                                                  ---------------          --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    26,569           $      14,589
                                                                                  ---------------          --------------
                                                                                  ---------------          --------------

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

The condensed consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998 included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999.

(2)  COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income
(loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------    ------------------------------
                                                           1999               1998              1999             1998
                                                      ---------------    ---------------    -------------     ------------
    Comprehensive Loss:
       Net Loss                                          $(10,653)        $    (261)         $ (10,802)        $    (575)
       Other Comprehensive Loss:
        Foreign Currency Translation Adjustment            (1,711)               --             (2,287)               --
                                                       ----------         ---------          ----------        ---------
    Comprehensive Loss                                   $(12,364)        $    (261)         $ (13,089)        $    (575)
                                                       ----------         ---------          ----------        ---------
                                                       ----------         ---------          ----------        ---------

(3)  ACQUISITIONS

During the six months ended June 30, 1999, the Company purchased substantially all of the assets, and assumed certain liabilities, of ten records and information management services businesses and purchased a controlling 50.1% interest in Britannia Data Management Limited ("BDM"), a provider of records and information management services in the United Kingdom (collectively, the "1999 Acquisitions"). Each of the 1999 Acquisitions and all 15 of the records and information management services businesses acquired by the Company during 1998 (the "1998 Acquisitions"), were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1999 and 1998 acquisitions, related real estate was also purchased. The aggregate purchase price for the 1999 Acquisitions was comprised of cash, the Company's common stock and the capital stock of Arcus Data

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(3)  ACQUISITIONS (CONTINUED)

Security Limited ("ADS"), the Company's existing data security business in London, and exceeded the underlying fair value of the net assets acquired by $147,232, which has been assigned to goodwill and is being amortized over 25 to 30 years. The $63,586 of goodwill recorded by BDM relates to the 1996 acquisition of BDM by Mentmore Abbey plc. The purchase price allocations are preliminary and subject to adjustment.

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 1999 Acquisitions, as of the acquisition dates, is as follows:


Purchase Price:
    Cash Paid                                   $ 171,629
    Fair Value of Common Stock Issued              46,000
     Fair Value of ADS Capital Stock                2,489
                                                ---------
         Total Purchase Price                   $ 220,118
                                                ---------
                                                ---------

 Allocation of Purchase Price:
    Current Assets                              $  14,577
    Property, Plant & Equipment                    64,472
    Other Assets                                    7,739
    Fair Value of ADS Net Assets                    2,489
    Goodwill Recorded by BDM                       63,586
    Goodwill Recorded by Iron Mountain            147,232
    Liabilities Assumed                           (40,654)
    Minority Interest                             (39,323)
                                                ---------
         Total Allocation of Purchase Price     $ 220,118
                                                ---------
                                                ---------

In May 1999, the Company repurchased, for $39,484, all 1,476,577 shares of its common stock issued in connection with a certain 1999 Acquisition. These shares had a fair value of $46,000 when issued.

In June 1999, BDM purchased all of the outstanding capital stock of Memogarde S.A. ("Memogarde") and related companies for approximately $17 million in cash and assumed debt. Memogarde, headquartered in Paris, France, is a leading provider of data security services in France. Due to the differences in fiscal year ends between the Company and BDM, BDM's acquisition of Memogarde is not reflected in the accompanying condensed consolidated financial statements and notes thereto.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)  ACQUISITIONS (CONTINUED)

The following unaudited pro forma combined information shows the results of the Company's continuing operations for the six months ended June 30, 1999 and the year ended December 31, 1998 as though each of the 1999 Acquisitions and 1998 Acquisitions, except Memogarde, had occurred as of the beginning of the respective period:

                                                                                                        YEAR
                                                                             SIX MONTHS ENDED           ENDED
                                                                                JUNE 30,             DECEMBER 31,
                                                                                  1999                  1998
                                                                            ------------------   ------------------
Revenues                                                                         $ 258,643              $ 475,776

Loss from Continuing Operations                                                    (11,603)                (9,753)

Loss from Continuing Operations Per Share - Basic and Diluted                        (0.36)                 (0.34)


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

(4)  LONG-TERM DEBT

Long-term debt consists of the following:


                                                       JUNE 30, 1999                          DECEMBER 31, 1998
                                             ------------------------------------      ---------------------------------
                                                 CARRYING                FAIR             CARRYING            FAIR
                                                  AMOUNT                VALUE              AMOUNT             VALUE
                                             -----------------      -------------      --------------     --------------
    8-1/4% Senior Subordinated Notes
       (the"1999 Notes")                       $    149,468         $   142,500         $       --        $         --
    8-3/4% Senior Subordinated Notes
       (the"1997 Notes")                            249,586             245,000             249,566            257,500
    10-1/8% Senior Subordinated Notes
       (the"1996 Notes")                            165,000             171,600             165,000            178,200
    Revolving Credit Facility                            --                  --              35,300             35,300
    Real Estate Mortgages                             2,199               2,199               2,349              2,349
    Other                                            19,537              19,537               3,963              3,963
                                               -------------                             -----------
       Total Long-term Debt                         585,790                                 456,178
    Less: Current Portion                            (4,216)                                 (1,731)
                                               -------------                             -----------
    Long-term Debt, Net of Current Portion     $    581,574                             $   454,447
                                               -------------                             -----------
                                               -------------                             -----------

The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at June 30, 1999 and December 31, 1998 for loans with similar terms and average maturities.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 1996 Notes, the 1997 Notes and the 1999 Notes are fully and unconditionally guaranteed, on a joint and several senior subordinated basis, by most, but not all, of the Company's direct and indirect subsidiaries (the "Guarantors"). As of June 30, 1999, BDM and its subsidiaries, Iron Mountain (Puerto Rico), Inc. and certain parent holding companies (the "Non-Guarantors") were the only subsidiaries that did not guarantee the 1996 Notes, the 1997 Notes or the 1999 Notes.

Prior to the acquisition of BDM in January 1999, substantially all of the Company's operations were conducted by its direct and indirect wholly owned subsidiaries, all of which, other than ADS, were guarantors of the 1996 Notes and 1997 Notes. ADS represented less than 1% of the Company's consolidated revenues and was not material to its results of operations. The Company's management does not believe that separate financial statements of, and other disclosures with respect to, the Guarantors for periods prior to 1999 are meaningful or material to investors. Accordingly, no such financial statements were provided.

The following financial data summarizes the consolidating Company on the equity method of accounting as of and for the three and six month periods ended June 30, 1999:

                                                                                JUNE 30, 1999
                                                    ----------------------------------------------------------------------
                                                                                     NON-
                                                        PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                        ------      ----------    ----------   ------------  ------------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                         $   21,255    $    2,431    $    2,883    $        --   $     26,569
   Accounts Receivable                                       --        93,338         6,672             --        100,010
   Other Current Assets                                      --        19,557         1,236           (722)        20,071
                                                     ----------    ----------    ----------    -----------   ------------
    Total Current Assets                                 21,255       115,326        10,791           (722)       146,650
PROPERTY, PLANT AND EQUIPMENT, NET                           --       322,113        31,981             --        354,094
OTHER ASSETS:
   Due From Affiliates                                  227,893            --            --       (227,893)            --
   Long-term Notes Receivable from Affiliates           549,867            --            --       (549,867)            --
   Investment in Subsidiaries                           247,738        52,266         4,800       (300,004)         4,800
   Goodwill, net                                             --       644,937        73,188             --        718,125
   Other                                                 15,882        20,546            --             --         36,428
                                                     ----------    ----------    ----------    -----------   ------------
    Total Other Assets                                1,041,380       717,749        77,988     (1,077,764)       759,353
                                                     ----------    ----------    ----------    -----------   ------------

    Total Assets                                     $1,062,635    $1,155,188    $ 120,760     $(1,078,486)  $  1,260,097
                                                     ----------    ----------    ----------    -----------   ------------
                                                     ----------    ----------    ----------    -----------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 TOTAL CURRENT LIABILITIES                            $  11,828    $   91,212    $  12,166     $      (722)  $    114,484
 LONG-TERM DEBT, NET OF CURRENT PORTION                 564,053         4,270       13,251              --        581,574
 DUE TO AFFILIATES                                           --       227,893           --        (227,893)            --
 LONG-TERM NOTES PAYABLE TO AFFILIATES                       --       549,867           --        (549,867)            --
 OTHER LONG-TERM LIABILITIES                                 --        36,633          864              --         37,497
 MINORITY INTEREST                                           --            --       39,788              --         39,788
 STOCKHOLDERS' EQUITY                                   486,754       245,313       54,691        (300,004)       486,754
                                                     ----------    ----------    ----------    -----------    -----------
   Total Liabilities and Stockholders' Equity        $1,062,635    $1,155,188    $ 120,760     $(1,078,486)  $  1,260,097
                                                     ----------    ----------    ----------    -----------   ------------
                                                     ----------    ----------    ----------    -----------   ------------

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                     THREE MONTHS ENDED JUNE 30, 1999
                                                  ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------     ----------     ----------     ------------  ------------


REVENUES:
   Storage                                         $      --    $   74,921   $    5,007      $       --      $   79,928
   Service and Storage Material Sales                     --        48,018        3,819              --          51,837
                                                   ---------    ----------   ----------      ----------      ----------
    Total Revenues                                        --       122,939        8,826              --         131,765

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                 --        61,039        5,128              --          66,167
   Selling, General and Administrative                    61        31,514        1,363              --          32,938
   Depreciation and Amortization                          --        15,230        1,051              --          16,281
                                                   ---------    ----------   ----------      ----------      ----------
    Total Operating Expenses                              61       107,783        7,542              --         115,386
                                                   ---------    ----------   ----------      ----------      ----------

OPERATING INCOME (LOSS)                                  (61)       15,156        1,284              --          16,379

INTEREST INCOME                                      (13,752)           --           --          13,752              --
INTEREST EXPENSE                                      13,870        13,876          233         (13,752)         14,227
EQUITY IN THE (EARNINGS) LOSS OF SUBSIDIARIES         10,474          (366)          --         (10,108)             --
                                                   ---------    ----------   ----------      ----------      ----------

    Income (Loss) from Continuing Operations
       Before Provision for Income Taxes and
       Minority Interest                             (10,653)        1,646        1,051          10,108           2,152

PROVISION FOR INCOME TAXES                                --         2,862          367              --           3,229
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARIES                                            --            --          318              --             318
                                                   ---------    ----------    ----------      ----------      ----------
    Income (Loss) from Continuing Operations         (10,653)       (1,216)         366          10,108          (1,395)

INCOME  FROM DISCONTINUED OPERATIONS (NET OF
  APPLICABLE TAXES)                                       --           142           --              --             142
LOSS ON SALE OF DISCONTINUED OPERATIONS                   --         9,400           --              --           9,400
                                                   ---------    ----------   ----------      ----------      ----------

         Net Income (Loss)                         $ (10,653)   $  (10,474)   $     366      $   10,108      $  (10,653)
                                                   ---------    ----------   ----------      ----------      ----------
                                                   ---------    ----------   ----------      ----------      ----------

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                      SIX MONTHS ENDED JUNE 30, 1999
                                                  ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------     ----------     ----------     ------------  ------------

REVENUES:
   Storage                                         $      --    $  141,034   $    6,616      $       --      $  147,650
   Service and Storage Material Sales                     --        88,370        5,116              --          93,486
                                                   ---------    ----------   ----------      ----------      ----------
    Total Revenues                                        --       229,404       11,732              --         241,136

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                 --       113,817        6,785              --         120,602
   Selling, General and Administrative                   185        58,827        1,801              --          60,813
   Depreciation and Amortization                          --        28,473        1,403              --          29,876
                                                   ---------    ----------   ----------      ----------      ----------
    Total Operating Expenses                             185       201,117        9,989              --         211,291
                                                   ---------    ----------   ----------      ----------      ----------

OPERATING INCOME (LOSS)                                 (185)       28,287        1,743              --          29,485

INTEREST INCOME                                      (24,112)           --           --          24,112              --
INTEREST EXPENSE                                      25,589        24,377          317         (24,112)         26,171
EQUITY IN THE (EARNINGS) LOSS OF SUBSIDIARIES          9,140          (387)          --          (8,753)             --
                                                   ---------    ----------   ----------      ----------      ----------

    Income (Loss) from Continuing Operations
       Before Provision for Income Taxes and
       Minority Interest                             (10,802)        4,297        1,426           8,753           3,674

PROVISION FOR INCOME TAXES                                --         4,278          574              --           4,852
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARIES                                            --            --          465              --             465
                                                   ---------    ----------      --------      ----------      ----------
    Income (Loss) from Continuing Operations         (10,802)           19          387           8,753          (1,643)

INCOME  FROM DISCONTINUED OPERATIONS (NET OF
  APPLICABLE TAXES)                                       --           241           --              --             241
LOSS ON SALE OF DISCONTINUED OPERATIONS                   --         9,400           --              --           9,400
                                                   ---------    ----------   ----------      ----------      ----------

         Net Income (Loss)                         $ (10,802)   $   (9,140)  $      387      $    8,753      $  (10,802)
                                                   ---------    ----------   ----------      ----------      ----------
                                                   ---------    ----------   ----------      ----------      ----------

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                           ------------------------------------------------------------------------
                                                                                          NON-
                                                            PARENT       GUARANTORS    GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                            ------       ----------    ----------      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Flows Provided by Continuing Operations              $  (10,258)   $     31,216    $    2,212   $       --      $   23,170
  Cash Flows Used in Discontinued Operations                        --            (357)           --           --            (357)
                                                            ----------    ------------    ----------   ----------      ----------
      Cash Flows (Used in) Provided by Operating
           Activities                                          (10,258)         30,859         2,212           --          22,813

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions                                    (2,398)       (125,200)      (44,031)          --        (171,629)
  Capital Expenditures                                              --         (39,395)         (943)          --         (40,338)
  Intercompany Loans to Subsidiaries                          (139,129)             --            --      139,129              --
  Investment in Subsidiaries                                   (51,610)        (46,810)           --       93,620          (4,800)
  Additions to Customer Acquisition Costs                           --          (3,933)           --           --          (3,933)
                                                            ----------    ------------    ----------   ----------      ----------
      Cash Flows Used in Continuing Operations                (193,137)       (215,338)      (44,974)     232,749        (220,700)
      Cash Flows Used in Discontinued Operations                    --            (345)           --           --            (345)
                                                            ----------    ------------    ----------   ----------      ----------
      Cash Flows Used in Investing Activities                 (193,137)       (215,683)      (44,974)     232,749        (221,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                                           (235,900)           (360)       (1,110)          --        (237,370)
  Net Proceeds from Borrowings                                 200,600              --            --           --         200,600
  Net Proceeds from Sale of Senior Subordinated Notes          149,460              --            --           --         149,460
  Net Proceeds from Equity Offering                            153,755              --            --           --         153,755
  Repurchase of Common Stock                                   (39,484)             --            --           --         (39,484)
  Intercompany Loans from Parent                                    --         139,129            --     (139,129)             --
  Equity Contribution from Parent                                   --          46,810        46,810      (93,620)             --
  Proceeds from Exercise of Stock Options                          901              --            --           --             901
  Debt Financing and Stock Issuance Costs                       (4,694)             --            --           --          (4,694)
                                                            ----------    ------------    ----------   ----------      ----------
      Cash Flows Provided by Continuing Operations             224,638         185,579        45,700     (232,749)        223,168
      Cash Flows Provided by Discontinued Operations                --              --            --           --              --
                                                            ----------    ------------    ----------   ----------      ----------
      Cash Flows Provided by Financing Activities              224,638         185,579        45,700     (232,749)        223,168

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS               --              --           (82)          --             (82)
                                                            ----------    ------------    ----------   ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                21,243             755         2,856           --          24,584

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      12           1,703            --           --           1,715
                                                            ----------    ------------    ----------   ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   21,255    $      2,458    $    2,856   $       --      $   26,569
                                                            ----------    ------------    ----------   ----------      ----------
                                                            ----------    ------------    ----------   ----------      ----------

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(6)    EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three and six months ended June 30, 1999 and 1998, 2,065 and 2,242 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(7)    DISCONTINUED OPERATIONS

In June 1999, the Company decided to sell its information technology staffing business, Arcus Staffing Resources, Inc. ("Arcus Staffing"). Arcus Staffing was acquired in January 1998 as part of the Company's acquisition of Arcus Group, Inc. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of the disposal of a business, the results of operations of Arcus Staffing have been classified as discontinued in the accompanying statements of operations for the three and six month periods ended June 30, 1999 and 1998. The following table sets forth the revenue and net income for Arcus Staffing for all of the periods presented:

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                      ---------------------------------    ------------------------------
                                           1999              1998              1999             1998
                                      ---------------    --------------    -------------    -------------
       Revenues                            $ 11,260            $ 9,599          $21,992          $20,027

       Net Income                               142                134              241              366


In addition, the Company has recorded an estimated loss on the sale of Arcus Staffing of $9,400. The estimated loss is comprised of a write-off of nondeductible goodwill, a deferred tax provision and estimated expenses directly related to the transaction partially offset by the estimated income from operations of Arcus Staffing through the expected date of disposition.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three and six month periods ended June 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements and footnotes for the three and six month periods ended June 30, 1999 included herein, and the year ended December 31, 1998, included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999.


OVERVIEW

The Company's consolidated revenues increased $38.3 million, or 41.0%, to $131.8 million for the second quarter of 1999 from $93.4 million for the second quarter of 1998. Internal revenue growth was 13.1%. For the six months ended June 30, 1999, the Company's consolidated revenues were $241.1 million compared to $182.5 million for the same period last year, an increase of 32.1%. Internal revenue growth was 11.5%.

On April 1, 1999, the Company acquired First American Records Management, Inc. for total consideration of $41.7 million in cash. On April 8, 1999, the Company acquired Data Base, Inc. ("Data Base") and related real estate for $114.8 million. As part of the total consideration, the Company issued 1,476,577 shares of common stock with a fair value of $46.0 million.

On April 26, 1999, the Company completed the sale, in a private placement to qualified institutional buyers, of $150.0 million in aggregate principal amount of its 1999 Notes. The 1999 Notes were issued at a price to investors of 99.64% of par. On May 17, 1999, the Company completed an underwritten public offering of 5,750,000 shares of its common stock (the "Equity Offering") at a price to the public of $28.00 per share (including 750,000 shares as a result of the underwriters' exercise of their overallotment option). The net proceeds from these financing transactions were used to repurchase all of the 1,476,577 shares of the common stock issued in the acquisition of Data Base at a price of $26.74 per share, to repay outstanding indebtedness under the Company's revolving credit facility and for general corporate purposes, that may include future acquisitions.

In June 1999, in order to focus on its records and information management services business, the Company decided to sell its information technology staffing business, Arcus Staffing. Arcus Staffing was acquired in January 1998 as part of the Company's acquisition of Arcus Group, Inc. The Company expects to complete the transaction by the end of 1999. The sale of Arcus Staffing is being accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations have been segregated from the Company's continuing operations and reported as a separate line item on the Company's statement of operations. In June 1999, the Company recorded an estimated loss on the sale of Arcus Staffing of $9.4 million comprised primarily of the write-off of nondeductible goodwill and a deferred tax provision.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Consolidated storage revenues increased $24.3 million, or 43.8%, to $79.9 million for the second quarter of 1999 from $55.6 million for the second quarter of 1998. Internal storage revenue growth was 9.6%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $13.9 million, or 36.9%, to $51.8 million for the second quarter of 1999 from $37.9 million for the second quarter of 1998. Internal service and storage material sales revenue growth was 18.4%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $38.3 million, or 41.0%, to $131.8 million for the second quarter of 1999 from $93.5 million for the second quarter of 1998.

Consolidated cost of sales (excluding depreciation) increased $19.4 million, or 41.5%, to $66.2 million (50.2% of consolidated revenues) for the second quarter of 1999 from $46.8 million (50.0% of consolidated revenues) for the second quarter of 1998. The dollar increase was primarily attributable to the increase in records and other media stored and expenses related to certain facility moves.

Consolidated selling, general and administrative expenses increased $9.3 million, or 39.3%, to $32.9 million (25.0% of consolidated revenues) for the second quarter of 1999 from $23.6 million (25.3% of consolidated revenues) for the second quarter of 1998. The dollar increase was primarily attributable to: (i) the adoption, effective January 1, 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires certain computer software costs associated with internal use software to be expensed as incurred; (ii) increased personnel, office and overhead costs to support the Company's growth; and (iii) the addition of personnel and other overhead costs related primarily to the First American Records Management and Data Base acquisitions.

Consolidated depreciation and amortization expense increased $4.4 million, or 36.8%, to $16.3 million (12.4% of consolidated revenues) for the second quarter of 1999 from $11.9 million (12.7% of consolidated revenues) for the second quarter of 1998. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1998 Acquisitions and 1999 Acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

As a result of the foregoing factors, consolidated operating income increased $5.2 million, or 46.7%, to $16.4 million (12.4% of consolidated revenues) for the second quarter of 1999 from $11.2 million (11.9% of consolidated revenues) for the second quarter of 1998.

Consolidated interest expense increased $3.3 million, or 30.8%, to $14.2 million for the second quarter of 1999 from $10.9 million for the second quarter of 1998. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. The increase was partially offset by lower effective interest rates for the second quarter of 1999 compared to the same period

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)

in 1998. Consolidated other income for the second quarter of 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities.

As a result of the foregoing factors, consolidated income from continuing operations before provision for income taxes and minority interest increased $0.2 million, or 8.0%, to $2.2 million (1.6% of consolidated revenues) for the second quarter of 1999 from $2.0 million (2.1% of consolidated revenues) for the second quarter of 1998. The provision for income taxes was $3.2 million for the second quarter of 1999 compared to $2.4 million for the second quarter of 1998. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the acquisitions closed in the second quarter of 1999, the Company recorded approximately $40 million in nondeductible goodwill.

Consolidated loss from continuing operations increased $1.0 million to a loss of $1.4 million (1.1% of consolidated revenues) for the second quarter of 1999 from a loss of $0.4 million (0.4% of consolidated revenues) for the second quarter of 1998. The loss on the sale of discontinued operations is comprised of a write-off of nondeductible goodwill, a deferred tax provision and estimated expenses directly related to the sale of Arcus Staffing partially offset by the estimated income from discontinued operations through the expected date of disposition.

As a result of the foregoing factors, consolidated earnings before interest, taxes, depreciation, amortization, extraordinary items and other income ("EBITDA") from continuing operations increased $9.6 million, or 41.6%, to $32.7 million (24.8% of consolidated revenues) for the second quarter of 1999 from $23.1 million (24.7% of consolidated revenues) for the second quarter of 1998.

SIX MONTHS  ENDED JUNE 30, 1999  COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Consolidated storage revenues increased $39.2 million, or 36.0%, to $147.7 million for the first six months of 1999 from $108.5 million for the first six months of 1998. Internal storage revenue growth was 9.7%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $19.5 million, or 26.4%, to $93.5 million for the first six months of 1999 from $74.0 million for the first six months of 1998. Internal service and storage material sales revenue growth was 14.2%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $58.6 million, or 32.1%, to $241.1 million for the first six months of 1999 from $182.5 million for the first six months of 1998.

Consolidated cost of sales (excluding depreciation) increased $28.9 million, or 31.6%, to $120.6 million (50.0% of consolidated revenues) for the first six months of 1999 from $91.7 million (50.2% of consolidated revenues) for the first six months of 1998. The dollar increase was primarily attributable to the increase in records and other media stored and expenses related to certain facility moves.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)

Consolidated selling, general and administrative expenses increased $14.8 million, or 32.2%, to $60.8 million (25.2% of consolidated revenues) for the first six months of 1999 from $46.0 million (25.2% of consolidated revenues) for the first six months of 1998. The dollar increase was primarily attributable to: (i) the Company's national sales and marketing meeting occurring in January 1999; (ii) the adoption, effective January 1, 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires certain computer software costs associated with internal use software to be expensed as incurred; (iii) increased personnel, office and overhead costs to support the Company's growth; and (iv) the addition of personnel and other overhead costs related primarily to the First American Records Management and Data Base acquisitions.

Consolidated depreciation and amortization expense increased $6.9 million, or 30.1%, to $29.9 million (12.4% of consolidated revenues) for the first six months of 1999 from $23.0 million (12.6% of consolidated revenues) for the first six months of 1998. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1998 Acquisitions and 1999 Acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

As a result of the foregoing factors, consolidated operating income increased $7.9 million, or 36.4%, to $29.8 million (12.4% of consolidated revenues) for the first six months of 1999 from $21.9 million (12.0% of consolidated revenues) for the first six months of 1998.

Consolidated interest expense increased $3.0 million, or 12.9%, to $26.2 million for the first six months of 1999 from $23.2 million for the first six months of 1998. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. The increase was partially offset by lower effective interest rates for the first six months of 1999 compared to the same period in 1998. Consolidated other income for the first six months of 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities.

As a result of the foregoing factors, consolidated income from continuing operations before provision for income taxes and minority interest increased $3.3 million to $3.7 million (1.5% of consolidated revenues) for the first six months of 1999 from $0.4 million (0.2% of consolidated revenues) for the first six months of 1998. The provision for income taxes was $4.9 million for the first six months of 1999 compared to $1.3 million for the first six months of 1998. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1999 Acquisitions, the Company recorded approximately $115 million in nondeductible goodwill.

Consolidated loss from continuing operations increased $0.7 million to a loss of $1.6 million (0.7% of consolidated revenues) for the first six months of 1999 from a loss of $0.9 million (0.5% of consolidated revenues) for the first six months of 1998. The loss on the sale of discontinued operations is comprised of a write-off of nondeductible goodwill, a deferred tax provision and estimated expenses directly related to the sale of Arcus Staffing, partially offset by the estimated income from discontinued operations through the expected date of disposition.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)

As a result of the foregoing factors, consolidated EBITDA from continuing operations increased $14.9 million, or 33.2%, to $59.7 million (24.8% of consolidated revenues) for the first six months of 1999 from $44.8 million (24.6% of consolidated revenues) for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in racking systems, management information systems, new buildings and expansion of storage capacity in existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first six months of 1999 amounted to $171.6 million, $40.3 million and $3.9 million, respectively. In addition, the Company invested $4.8 million in BDM. BDM used the cash to fund a portion of the purchase price of its acquisition of Memogarde. These investments have been primarily funded through cash flows from operations, borrowings under the Company's revolving credit facility, a portion of the net proceeds from the sale of the 1999 Notes and a portion of the net proceeds from the Equity Offering.

Net cash provided by operations was $22.8 million for the first six months of 1999 compared to $20.4 million for the same period in 1998. The increase resulted primarily from an increase in EBITDA, that was partially offset by an increase in accounts receivable.

Net cash provided by financing activities was $223.2 million for the six months ended June 30, 1999, consisting primarily of the $303.2 million of net proceeds from the sale of the 1999 Notes and the Equity Offering, offset by the repurchase of the 1,476,577 shares of common stock issued in the Data Base acquisition for $39.5 million and $36.8 million net repayment of debt.

On April 26, 1999, the Company completed the sale, in a private placement to qualified institutional buyers, of $150.0 million in aggregate principal amount of its 1999 Notes. The 1999 Notes were issued at a price to investors of 99.64% of par. The net proceeds from the sale of the 1999 Notes were used to repay outstanding indebtedness under the Company's revolving credit facility.

On May 17, 1999, the Company issued and sold an aggregate of 5.8 million shares (including approximately 0.8 million shares to cover over-allotments) of its common stock in an underwritten public offering at a price to the public of $28.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions were $153.8 million and were used: (i) to repurchase all of the 1,476,577 shares of the Company's common stock issued in connection with the acquisition of Data Base at a purchase price of $26.74 per share; (ii) to repay outstanding indebtedness under the Company's revolving credit facility; and (iii) for general corporate purposes, that may include future acquisitions.

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

OPERATIONAL SYSTEMS

The Company's primary operational systems for its records and information management services business are SAFEKEEPER-TM-, an internally developed software application used mainly in its business records operations, and MEDIALINK-TM-, a software application obtained from a third party used mainly in the Company's data security operations. Additionally, as an active acquirer of businesses, the Company currently uses, and will continue to use, several different legacy operational systems that have been, and will be, inherited through its ongoing acquisition program. Both SAFEKEEPER and MEDIALINK are Y2K compliant. Based on the Company's assessment, management believes that more than 90% of its business units are currently operating with an operational system that is Y2K compliant or upgradable to a currently available Y2K compliant version of the existing software. Conversion of the remaining business units to a Y2K compliant operational system is currently underway.

The Company's Arcus Staffing business uses commercially available, off-the-shelf software packages from nationally recognized vendors for its primary software applications, which include its financial accounting, time and billing and resume retrieval database systems. Based on publicly available certifications from the vendors, the Company believes that these software packages are Y2K compliant.

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

PRODUCTS AND SERVICES OBTAINED FROM THIRD PARTIES

Products and services obtained from third parties are comprised mainly of (i) facility systems, including telecommunications, climate control systems, security systems and fire and safety systems ("Facility Systems"), and (ii) products and services purchased from vendors, including third party payroll

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)

processing and products for resale such as cartons and operating supplies. The Company expects to substantially complete its remediation phase of its current Facility Systems by the end of the third quarter of 1999. As an active acquirer of businesses, the Company may utilize Facility Systems that at the time of acquisition may not be compliant. Such systems are generally remediated as soon as practicable after the completion of the acquisition.

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

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The acquisitions of BDM and Memogarde, as described in Note 3 to the Condensed Consolidated Financial Statements, and any other international investments, if completed, may be subject to risks and uncertainties relating to fluctuations in currency valuation.

The Company engages neither in speculative nor derivative trading activities. As of June 30, 1999, the Company had $14.5 million of variable rate debt outstanding with a weighted average interest rate of 6.69% and $567.1 million of fixed rate debt. If the weighted average variable interest rate had increased by 1% to 7.69%, such increase would have had a negative impact on the Company's net income for the three and six month periods ended June 30, 1999 of approximately $36,000 and $48,000, respectively. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of June 30, 1999 and December 31, 1998.

                        IRON MOUNTAIN INCORPORATED


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The following matters were voted on by the Company's stockholders at its Annual Meeting of Stockholders held on May 27, 1999 (the "1999 Annual Meeting").

Item 1: ELECTION OF CLASS A Directors - Election of three (3) Class A directors to serve until the Company's Year 2002 Annual Meeting of Stockholders, or until their successors are elected and qualified.

                                  Total Vote For                     Total Vote Withheld
                                  Each Director                      From Each Director
                                  ---------------                    -------------------
B. Thomas Golisano                 26,493,301                         170,128

Vincent J. Ryan                    26,493,301                         170,128

David S. Wendell                   26,493,301                         170,128

The following directors' terms continued after the 1999 Annual Meeting: C. Richard Reese, Arthur D. Little, Kent P. Dauten, Eugene B. Doggett, Constantin R. Boden, and Clarke H. Bailey.

Item 2: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS - Ratification of the selection by the Board of Directors of the firm of Arthur Andersen LLP as the Company's independent public accountants for the current year.

                              For                   Against                  Abstain
                       -------------------     -------------------      -------------------
                           26,658,822                2,173                    2,404


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    EXHIBIT       DESCRIPTION
       -------       -----------
         10.1        Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between Iron Mountain and Iron Mountain Statutory Trust-1998, and consented to by the lenders listed therein and The Bank of Nova Scotia, as Agent Bank for such lenders
         27.1        Financial Data Schedule for the Six Months Ended June 30, 1999
         27.2        Financial Data Schedule for the Six Months Ended June 30, 1998 (Restated)


(b)    Reports on Form 8-K

       On April 16, 1999, the Company filed a Current Report on Form 8-K pertaining to the consummation of its acquisition of Data Base and related real estate and to announce its Equity Offering. The report included the required financial statements for Data Base.

       On April 22, 1999, the Company filed a Current Report on Form 8-K to announce the Company's pricing of its private placement of the 1999 Notes.

       On May 7, 1999, the Company filed a Current Report on Form 8-K to announce the Company's operating results for the quarter ended March 31, 1999.

       On May 11, 1999, the Company filed a Current Report on Form 8-K to announce the Company's entrance into an Indenture for the 1999 Notes and a related Exchange and Registration Right Agreement with the initial purchasers of the 1999 Notes.

       CERTAIN IMPORTANT FACTORS

       This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Form 10-Q and include statements regarding the strategies, beliefs or current expectations of the Company and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: (i) the Company's ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently, (ii) the cost and availability of financing for contemplated growth, (iii) the Company's ability or inability to complete the sale of Arcus Staffing on satisfactory terms, (iv) the cost and availability of appropriate storage facilities, (v) the possibility of a natural disaster or other casualty disrupting operations to an extent greater than the Company is insured for, (vi) the demand and price for the Company's services, relative to the cost of providing such services, (vii) certain risks and uncertainties associated with the Company's readiness for the year 2000, including but not limited to, the Company's inability to recruit and/or retain key staff necessary for addressing year 2000 issues; failure of major third party suppliers of products and services to adequately address their year 2000 issues despite assurances to the contrary; delays in the conversion or upgrade of acquired and to be acquired businesses' software systems to appropriate year 2000 compliant software systems; and actual future costs associated with the Company's year 2000 plan being greater than currently expected, or
       (viii) other trends in competitive or economic conditions affecting the Company's financial condition or results of operations not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.

                             IRON MOUNTAIN INCORPORATED
                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    IRON MOUNTAIN INCORPORATED



AUGUST 13, 1999                    By:   /s/  JEAN A. BUA
---------------                         ------------------------
   (date)                               Jean A. Bua
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)