Form 10-Q
period 1999-09-30
IRON MOUNTAIN INC /DE
filed 1999-11-15
CIK 1004317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
\X\ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1999

                                    or

\ \ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition Period from      to
                                               ----    ----

                         COMMISSION FILE NUMBER 1-14937


                           IRON MOUNTAIN INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                    04-3107342
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)


                      745 ATLANTIC AVENUE, BOSTON, MA 02111
          (Address of Principal Executive Offices, Including Zip Code)


                                 (617) 535-4766
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO
      ----              ----
As of November 5, 1999, there were 35,415,837 shares of the Registrant's Common Stock, par value $0.01 per share, and no shares of the Registrant's Nonvoting Common Stock, par value $0.01 per share, outstanding.

                           IRON MOUNTAIN INCORPORATED
                                     INDEX

                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1999 and
             December 31, 1998 (Unaudited)                                                          3

         Condensed Consolidated Statements of Operations for the Three Months Ended
             September 30, 1999 and 1998 (Unaudited)                                                4

         Condensed Consolidated Statements of Operations for the Nine Months Ended
             September 30, 1999 and 1998 (Unaudited)                                                5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1999 and 1998 (Unaudited)                                                6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                        7-16

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                         17-23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                24


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                       24-25

          Signatures                                                                               26

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           1999                1998
                                                     -----------------   -----------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                            $     3,472      $     1,715
   Accounts Receivable (less allowances of $4,475
     and $3,316 respectively)                               106,115           75,565
   Foreign Currency Transaction Receivable                     --             45,885
   Deferred Income Taxes                                     12,528           10,474
   Prepaid Expenses and Other                                22,873           10,298
                                                        -----------      -----------
         Total Current Assets                               144,988          143,937

PROPERTY, PLANT AND EQUIPMENT:
   Property, Plant and Equipment                            477,889          354,101
   Less: Accumulated Depreciation                           (98,640)         (87,358)
                                                        -----------      -----------
         Property, Plant and Equipment, net                 379,249          266,743

OTHER ASSETS:
   Goodwill, net                                            724,578          527,235
   Customer Acquisition Costs, net                           14,985            9,574
   Deferred Financing Costs, net                             17,014           13,392
   Other                                                      7,110            6,504
                                                        -----------      -----------
         Total Other Assets                                 763,687          556,705
                                                        -----------      -----------

         Total Assets                                   $ 1,287,924      $   967,385
                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-term Debt                    $     4,570      $     1,731
   Accounts Payable                                          19,543           20,620
   Accrued Expenses and Other                                60,776           48,878
   Foreign Currency Transaction Payable                        --             46,200
   Deferred Income                                           31,579           26,043
                                                        -----------      -----------
         Total Current Liabilities                          116,468          143,472

LONG-TERM DEBT, NET OF CURRENT PORTION                      598,493          454,447
OTHER LONG-TERM LIABILITIES                                   8,914            8,925
DEFERRED RENT                                                10,591            9,616
DEFERRED INCOME TAXES                                        20,946           12,043

MINORITY INTEREST                                            48,357             --

STOCKHOLDERS' EQUITY:
   Common Stock                                                 368              294
   Additional Paid-in Capital                               556,360          355,927
   Accumulated Deficit                                      (31,142)         (17,339)
   Accumulated Other Comprehensive Income                    (1,947)            --
   Treasury Stock                                           (39,484)            --
                                                        -----------      -----------
         Total Stockholders' Equity                         484,155          338,882
                                                        -----------      -----------

         Total Liabilities and Stockholders' Equity     $ 1,287,924      $   967,385
                                                        ===========      ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                -----------------------------------------
                                                                       1999                   1998
                                                                ------------------      -----------------
REVENUES:
   Storage                                                          $  82,339              $  59,506
   Service and Storage Material Sales                                  54,568                 39,038
                                                                    ---------              ---------

         Total Revenues                                               136,907                 98,544

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                              69,226                 49,506
   Selling, General and Administrative                                 33,381                 24,069
   Depreciation and Amortization                                       16,338                 12,630
                                                                    ---------              ---------

         Total Operating Expenses                                     118,945                 86,205
                                                                    ---------              ---------

OPERATING INCOME                                                       17,962                 12,339

INTEREST EXPENSE                                                       14,075                 10,979
OTHER INCOME                                                              115                     --
                                                                    ---------              ---------

         Income from Continuing Operations Before Provision for
           Income Taxes and Minority Interest                           4,002                  1,360

PROVISION FOR INCOME TAXES                                              2,953                  2,378
MINORITY INTEREST                                                          50                     --
                                                                    ---------              ---------

         Income (Loss) from Continuing Operations                         999                 (1,018)

LOSS FROM DISCONTINUED OPERATIONS (NET OF APPLICABLE TAXES)                --                    (51)
LOSS ON SALE OF DISCONTINUED OPERATIONS                                (4,000)                    --
                                                                    ---------              ---------

         Net Loss                                                   $  (3,001)            $  (1,069)
                                                                    =========              =========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Income (Loss) from Continuing Operations                         $    0.03             $   (0.03)
   Loss from Discontinued Operations (Net of Applicable Taxes)           --                   (0.01)
   Loss on Sale of Discontinued Operations                              (0.11)                    --
                                                                    ---------              ---------
         Net Loss Per Common Share - Basic and Diluted              $   (0.08)            $   (0.04)
                                                                    =========              =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         Basic                                                         35,331                29,209
                                                                    =========              =========

         Diluted                                                       36,196                29,209
                                                                    =========              =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                      1999                 1998
                                                               ------------------     ----------------
REVENUES:
   Storage                                                           $ 229,989            $ 168,046
   Service and Storage Material Sales                                  148,054              113,018
                                                                     ---------            ---------

         Total Revenues                                                378,043              281,064

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                              189,828              141,179
   Selling, General and Administrative                                  94,194               70,067
   Depreciation and Amortization                                        46,214               35,591
                                                                     ---------            ---------

         Total Operating Expenses                                      330,236              246,837
                                                                     ---------            ---------

OPERATING INCOME                                                        47,807               34,227

INTEREST EXPENSE                                                        40,246               34,166
OTHER INCOME                                                               115                1,700
                                                                     ---------            ---------

         Income from Continuing Operations Before Provision for
           Income Taxes and Minority Interest                            7,676                1,761

PROVISION FOR INCOME TAXES                                               7,805                3,720
MINORITY INTEREST                                                          515                   --
                                                                     ---------            ---------

         Loss from Continuing Operations                                  (644)              (1,959)

INCOME FROM DISCONTINUED OPERATIONS (NET OF APPLICABLE TAXES)              241                  315

LOSS ON SALE OF DISCONTINUED OPERATIONS                                (13,400)                  --
                                                                     ---------            ---------

         Net Loss                                                    $ (13,803)          $   (1,644)
                                                                     =========            =========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Loss from Continuing Operations                                   $   (0.02)          $    (0.07)
   Income from Discontinued Operations (Net of Applicable Taxes)          0.01                 0.01
   Loss on Sale of Discontinued Operations                           $   (0.41)                 --
                                                                     ---------            ---------
         Net Loss Per Common Share - Basic and Diluted               $   (0.42)          $    (0.06)
                                                                     =========            =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED          32,641               26,848
                                                                     =========            =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------------
                                                                                     1999                    1998
                                                                                -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                       $ (13,803)              $  (1,644)
   Adjustments to reconcile net loss to loss from continuing operations:
     Income from Discontinued Operations                                               (241)                   (315)
     Loss on sale of Discontinued Operations                                         13,400                      --
                                                                                  ---------                ---------
   Loss from Continuing Operations                                                     (644)                 (1,959)
   Adjustments  to Reconcile  Loss from  Continuing  Operations to Cash Flows
     Provided by Operating Activities of Continuing Operations:
     Minority Interest                                                                5,295                      --
     Depreciation and Amortization                                                   46,214                  35,591
     Amortization of Financing Costs                                                  1,455                   1,350
     Provision for Doubtful Accounts                                                  1,580                   1,236
     Other, net                                                                         (97)                     --
   Changes in Assets and Liabilities (Exclusive of Acquisitions):
     Accounts Receivable                                                            (18,653)                 (6,305)
     Prepaid Expenses and Other Current Assets                                      (10,186)                  8,196
     Deferred Income Taxes                                                            7,248                   2,490
     Other Assets                                                                       139                     967
     Accounts Payable                                                                (4,947)                 (5,709)
     Accrued Expenses and Other Current Liabilities                                  (1,283)                  1,889
     Deferred Income                                                                  1,422                     537
     Deferred Rent                                                                      975                   1,107
     Other Long-term Liabilities                                                         (9)                  4,170
                                                                                  ---------               ---------
              Cash Flows Provided by Continuing Operations                           28,509                  43,560
              Cash Flows Provided by Discontinued Operations                            790                   1,171
                                                                                  ---------               ---------
              Cash Flows Provided by Operating Activities                            29,299                  44,731

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions                                                      (187,513)               (175,029)
   Capital Expenditures                                                             (72,769)                (36,957)
   Additions to Customer Acquisition Costs                                           (6,061)                 (2,326)
                                                                                  ---------                ---------
              Cash Flows Used in Continuing Operations                             (266,343)               (214,312)
              Cash Flows Used in Discontinued Operations                               (409)                   (262)
                                                                                  ---------                ---------
              Cash Flows Used in Investing Activities                              (266,752)               (214,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                                               (236,420)               (142,286)
   Proceeds from Borrowings                                                         216,744                 153,600
   Net Proceeds from Sale of  Senior Subordinated Notes                             149,460                      --
   Financing Costs                                                                   (5,077)                   (344)
   Net Proceeds from Equity Offering                                                153,755                 132,905
   Repurchase of Common Stock                                                       (39,484)                     --
   Proceeds from Exercise of Stock Options                                            1,518                   2,961
   Stock Issuance Costs                                                              (1,220)                   (981)
                                                                                  ---------               ---------
              Cash Flows Provided by Continuing Operations                          239,276                 145,855
              Cash Flows Provided by Discontinued Operations                           --                        --
                                                                                  ---------               ---------
              Cash Flows Provided by Financing Activities                           239,276                 145,855

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                   (66)                     --
                                                                                  ---------               ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,757                 (23,988)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,715                  24,510
                                                                                  ---------               ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              3,472                     522
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

(2)      COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                ------------------------------------    ------------------------------
                                                      1999                1998              1999             1998
                                                -----------------    ---------------    -------------    -------------
Comprehensive Loss:
   Net Loss                                     $ (3,001)             $ (1,069)           $(13,803)        $ (1,644)
   Other Comprehensive Income (Loss):
    Foreign Currency Translation Adjustment          340                    --              (1,947)              --
                                                --------              --------            --------         --------
Comprehensive Loss                              $ (2,661)             $ (1,069)           $(15,750)        $ (1,644)
                                                ========              ========            ========         ========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(3)    ACQUISITIONS

During the nine months ended September 30, 1999, the Company: (i) purchased a controlling 50.1% interest in Britannia Data Management Limited ("BDM"), a provider of records and information management services in the United Kingdom; (ii) purchased substantially all of the assets, and assumed certain liabilities, of 11 records and information management businesses, including BDM's acquisition of Memogarde, S.A.; and (iii) invested in Sistemas de Archivo Corporativo ("SAC"), a provider of records and information management services in Mexico, to gain a controlling 50.1% interest and to infuse growth capital (collectively, the "1999 Acquisitions"). Each of the 1999 Acquisitions and all 15 of the records and information management businesses acquired during 1998 (the "1998 Acquisitions"), were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1999 and 1998 acquisitions, related real estate was also purchased. The aggregate purchase price for the 1999 Acquisitions was comprised of cash, the Company's common stock and the capital stock of Arcus Data Security Limited ("ADS"), the Company's existing data security business in London, and exceeded the underlying fair value of the net assets acquired by $165,458, which has been assigned to goodwill and is being amortized over 25 to 30 years. The $63,586 of goodwill recorded by BDM relates to the 1996 acquisition of BDM by Mentmore Abbey plc. The purchase price allocations are preliminary and subject to adjustment.

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 1999 Acquisitions, as of the acquisition dates, is as follows:

Purchase Price:
    Cash Paid                                   $ 187,513
    Fair Value of Common Stock Issued              46,000
    Fair Value of ADS Capital Stock                 2,489
                                                ---------
         Total Purchase Price                   $ 236,002
                                                =========

 Allocation of Purchase Price:
    Current Assets                              $  23,331
    Property, Plant & Equipment                    64,561
    Other Assets                                    1,647
    Fair Value of ADS Net Assets                    2,489
    Goodwill Recorded by BDM                       63,586
    Goodwill Recorded by Iron Mountain            165,458
    Liabilities Assumed                           (45,747)
    Minority Interest                             (39,323)
                                                ---------
         Total Allocation of Purchase Price     $ 236,002
                                                =========


In May 1999, the Company repurchased for $39,484 all of the 1,476,577 shares of its common stock issued in connection with a certain 1999 Acquisition. These shares had a fair value of $46,000 when issued.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)      ACQUISITIONS (CONTINUED)

In September 1999, BDM acquired Stortext (Holdings) Limited and Datavault, S.A. for approximately $22 million in cash and assumed debt. Stortext operates seven facilities in Edinburgh and Glasgow, Scotland and Datavault operates seven facilities in five markets in Spain including Madrid and Bilbao. Due to the two-month difference in fiscal year ends between the Company and BDM, BDM's acquisitions of Stortext and Datavault are not reflected in the accompanying condensed consolidated financial statements and notes thereto.

      The following unaudited pro forma information shows the results of the Company's operations for the nine months ended September 30, 1999 and the year ended December 31, 1998, as though each of the 1999 and 1998 Acquisitions, except Stortext (Holdings) Limited and Datavault, S.A., had occurred as of the beginning of the respective period:

                                                                                             YEAR
                                                                 NINE MONTHS ENDED           ENDED
                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1999                  1998
                                                                 -----------------     ----------------
Revenues                                                           $ 399,320               $ 480,843

Loss from Continuing Operations                                       (1,540)                (10,003)

 Loss from Continuing Operations Per Share - Basic and Diluted         (0.05)                  (0.34)

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

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(4)    LONG-TERM DEBT

Long-term debt consists of the following:

                                                     SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                             ----------------------------------   ---------------------------------
                                                 CARRYING          FAIR              CARRYING            FAIR
                                                  AMOUNT           VALUE              AMOUNT             VALUE
                                              --------------   -------------      --------------     --------------
8-1/4% Senior Subordinated Notes (the
   "1999 Notes")                                $ 149,479        $ 135,750           $    --            $    --
8-3/4% Senior Subordinated Notes (the
   "1997 Notes")                                  249,596          235,000           249,566            257,500
10-1/8% Senior Subordinated Notes (the
   "1996 Notes")                                  165,000          167,475           165,000            178,200
Revolving Credit Facility                              --               --            35,300             35,300
Real Estate Mortgages                               2,123            2,123             2,349              2,349
Other                                              36,865           36,865             3,963              3,963
                                                ---------                          ---------
   Total Long-term Debt                           603,063                            456,178
Less: Current Portion                              (4,570)                            (1,731)
                                                ---------                          ---------
Long-term Debt, Net of Current Portion
                                                $ 598,493                          $ 454,447
                                                =========                          =========


The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at September 30, 1999 and December 31, 1998 for loans with similar terms and average maturities. The fair values of the 1996 Notes, 1997 Notes and 1999 Notes are based on the quoted market prices for those notes on September 30, 1999 and December 31, 1998.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    The 1996 Notes, the 1997 Notes and the 1999 Notes are fully and unconditionally guaranteed, on a joint and several senior subordinated basis, by most, but not all, of the Company's direct and indirect subsidiaries (the "Guarantors"). Currently, BDM and its subsidiaries, SAC and its subsidiaries, Iron Mountain (Puerto Rico), Inc. and certain parent holding companies (the "Non-Guarantors") are the only subsidiaries that do not guarantee the 1996 Notes, the 1997 Notes or the 1999 Notes.

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

    The following financial data summarizes the consolidating Company on the equity method of accounting as of and for the three and nine month periods September 30, 1999:

                                                                              SEPTEMBER 30, 1999
                                                    ------------------------------------------------------------------------
                                                                                     NON-
                                                        PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     ----------    -----------   -----------   ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                         $       --    $    1,422    $     2,050   $        --    $      3,472
   Accounts Receivable                                       --        98,425          7,690            --         106,115
   Other Current Assets                                      --        30,741          5,325          (665)         35,401
                                                     ----------    ----------    -----------   -----------    ------------
    Total Current Assets                                     --       130,588         15,065          (665)        144,988
PROPERTY, PLANT AND EQUIPMENT, NET                           --       334,688         44,561            --         379,249
OTHER ASSETS:
   Due From Affiliates                                  214,543            --             --      (214,543)             --
   Long-term Notes Receivable from Affiliates           549,867            --             --      (549,867)             --
   Investment in Subsidiaries                           279,818        56,583             --      (336,401)             --
   Goodwill, net                                             --       634,033         90,545            --         724,578
   Other                                                 16,297        22,209            603            --          39,109
                                                     ----------    ----------    -----------   -----------    ------------
    Total Other Assets                                1,060,525       712,825         91,148    (1,100,811)        763,687
                                                     ----------    ----------    -----------   -----------    ------------

    Total Assets                                     $1,060,525    $1,178,101    $   150,774   $(1,101,476)   $  1,287,924
                                                     ==========    ==========    ===========   ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
TOTAL CURRENT LIABILITIES                                11,395        93,865         11,873          (665)        116,468
LONG-TERM DEBT, NET OF CURRENT PORTION                  564,975         3,206         30,312            --         598,493
DUE TO AFFILIATES                                            --       214,543             --      (214,543)             --
LONG-TERM NOTES PAYABLE TO AFFILIATES                        --       549,867             --      (549,867)             --
OTHER LONG-TERM LIABILITIES                                  --        39,397          1,054            --          40,451
MINORITY INTEREST                                            --            --         48,357            --          48,357
STOCKHOLDERS' EQUITY                                    484,155       277,223         59,178      (336,401)        484,155
                                                     ----------    ----------    -----------   -----------    ------------
  Total Liabilities and Stockholders' Equity         $1,060,525    $1,178,101    $   150,774   $(1,101,476)   $  1,287,924
                                                     ==========    ==========    ===========   ===========    ============

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                   THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                  ----------------------------------------------------------------------
                                                                                 NON-
                                                     PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                   ---------    ----------   -----------     ------------  ------------
REVENUES:
   Storage                                         $      --    $   76,880   $     5,459     $        --     $   82,339
   Service and Storage Material Sales                     --        50,711         3,857              --         54,568
                                                   ---------    ----------   -----------     -----------     ----------
    Total Revenues                                        --       127,591         9,316              --        136,907

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                 --        64,044         5,182              --         69,226
   Selling, General and Administrative                    31        31,298         2,052              --         33,381
   Depreciation and Amortization                          --        15,180         1,158              --         16,338
                                                   ---------    ----------   -----------     -----------     ----------
    Total Operating Expenses                              31       110,522         8,392              --        118,945
                                                   ---------    ----------   -----------     -----------     ----------

OPERATING INCOME (LOSS)                                  (31)       17,069           924              --         17,962

INTEREST INCOME                                      (13,746)           --            --          13,746             --
INTEREST EXPENSE                                      13,553        13,932           336         (13,746)        14,075
EQUITY IN THE (EARNINGS) LOSSES OF SUBSIDIARIES
                                                       3,163            32            --          (3,195)            --
OTHER INCOME                                              --           115            --              --            115
                                                   ---------    ----------   -----------     -----------     ----------

    Income (Loss) from Continuing Operations
       Before Provision for Income Taxes and
       Minority Interest                              (3,001)        3,220           588           3,195          4,002

PROVISION FOR INCOME TAXES                                --         2,553           400              --          2,953
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARIES                                            --            --            50              --             50
                                                   ---------    ----------   -----------     -----------     ----------
    Income (Loss) from Continuing Operations          (3,001)          667           138           3,195            999

LOSS ON SALE OF DISCONTINUED OPERATIONS                   --        (4,000)           --              --         (4,000)
                                                   ---------    ----------   -----------     -----------     ----------

         Net Income (Loss)                        $   (3,001)   $   (3,333)  $       138     $     3,195    $    (3,001)
                                                  ==========    ==========   ===========     ===========    ===========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  ----------------------------------------------------------------------
                                                                                 NON-
                                                     PARENT     GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                   ---------    -----------  ------------    ------------  ------------
REVENUES:
   Storage                                         $      --    $   217,914  $    12,075     $        --     $  229,989
   Service and Storage Material Sales                     --        139,081        8,973              --        148,054
                                                   ---------    -----------  -----------     -----------     ----------
    Total Revenues                                        --        356,995       21,048              --        378,043

OPERATING EXPENSES:
   Cost of Sales (Excluding Depreciation)                 --        177,861       11,967              --        189,828
   Selling, General and Administrative                   216         90,125        3,853              --         94,194
   Depreciation and Amortization                          --         43,653        2,561              --         46,214
                                                   ---------    -----------  -----------     -----------     ----------
    Total Operating Expenses                             216        311,639       18,381              --        330,236
                                                   ---------    -----------  -----------     -----------     ----------

OPERATING INCOME (LOSS)                                 (216)        45,356        2,667              --         47,807

INTEREST INCOME                                      (37,858)            --           --          37,858             --
INTEREST EXPENSE                                      39,142         38,309          653         (37,858)        40,246
EQUITY IN THE (EARNINGS) LOSSES OF SUBSIDIARIES
                                                      12,303           (328)          --         (11,975)            --
OTHER INCOME                                              --            115           --              --            115
                                                   ---------    -----------  -----------     -----------     ----------

    Income (Loss) from Continuing Operations
       Before Provision for Income Taxes and
       Minority Interest                             (13,803)         7,490        2,014          11,975          7,676

PROVISION FOR INCOME TAXES                                --          6,831          974              --          7,805
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED
  SUBSIDIARIES                                            --             --          515              --            515
                                                   ---------    -----------  -----------     -----------     ----------
    Income (Loss) from Continuing Operations         (13,803)           659          525          11,975           (644)

INCOME FROM DISCONTINUED OPERATIONS (NET OF
  APPLICABLE TAXES)                                       --            241           --              --            241
LOSS ON SALE OF DISCONTINUED OPERATIONS                   --        (13,400)          --              --        (13,400)
                                                   ---------    -----------  -----------     -----------     ----------

         Net Income (Loss)                         $ (13,803)   $   (12,500) $       525     $    11,975     $  (13,803)
                                                   =========    ===========  ===========     ===========     ==========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                             ----------------------------------------------------------------------
                                                                                          NON-
                                                                PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                               ---------   ----------   ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Flows (Used in) Provided by Continuing Operations
                                                               $(27,505)    $ 53,581     $   2,433           --   $  28,509
  Cash Flows Provided by Discontinued Operations                     --          790            --           --         790
                                                               ---------    ---------    ---------    ---------   ---------
      Cash Flows (Used in) Provided by Operating Activities     (27,505)      54,371         2,433           --      29,299


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions                                     (2,398)    (125,327)      (59,788)          --    (187,513)
  Capital Expenditures                                               --      (60,497)      (12,272)          --     (72,769)
  Intercompany Loans to Subsidiaries                           (139,129)          --            --      139,129          --
  Investment in Subsidiaries                                    (55,599)     (55,599)           --      111,198          --
    Additions to Customer Acquisition Costs                          --       (6,061)           --           --      (6,061)
                                                               ---------    ---------    ---------    ---------    ---------
    Cash Flows Used in Continuing Operations                   (197,126)    (247,484)      (72,060)     250,327    (266,343)
      Cash Flows Used in Discontinued Operations                     --         (409)          --           --         (409)
                                                               ---------    ---------    ---------    ---------    ---------
      Cash Flows Used in Investing Activities                  (197,126)    (247,893)      (72,060)     250,327    (266,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                                            (235,000)      (1,420)          --           --     (236,420)
  Net Proceeds from Borrowings                                  200,600           --        16,144          --      216,744
  Net Proceeds from Sale of Senior Subordinated Notes           149,460           --           --           --      149,460
  Net Proceeds from Equity Offering                             153,755           --           --           --      153,755
  Repurchase of Common Stock                                    (39,484)          --           --           --      (39,484)
  Intercompany Loans from Parent                                     --      139,129           --     (139,129)          --
  Equity Contribution from Parent                                    --       55,599        55,599    (111,198)          --
  Proceeds from Exercise of Stock Options                         1,518           --           --           --        1,518
  Debt Financing and Stock Issuance Costs                        (6,230)         (67)          --           --       (6,297)
                                                              ---------    ---------    ---------    ---------      ---------
      Cash Flows Provided by Continuing Operations              224,619      193,241       71,743     (250,327)     239,276
      Cash Flows Provided by Discontinued Operations                 --           --           --           --           --
                                                              ---------    ---------    ---------    ---------       --------
      Cash Flows Provided by Financing Activities               224,619      193,241       71,743     (250,327)     239,276

EFFECT OF EXCHANGE RATES ON CASH AND CASH
   EQUIVALENTS                                                       --           --          (66)          --          (66)
                                                              ---------    ---------    ---------    ---------       --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      (12)        (281)       2,050           --        1,757

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       12        1,703           --           --        1,715
                                                              ---------    ---------    ---------    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    --    $   1,422    $   2,050    $      --      $ 3,472
                                                              =========    =========    =========    =========      =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(6)    EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the nine months ended September 30, 1999 and 1998 and the three months ended September 30, 1998, 2,344, 2,341 and 2,341 potential common shares, respectively, have been excluded from the calculation of diluted net income (loss) per share, as their effects are antidilutive.

(7)    DISCONTINUED OPERATIONS

In June 1999, the Company decided to sell its information technology staffing business, Arcus Staffing Resources, Inc. ("Arcus Staffing"). Arcus Staffing was acquired in January 1998 as part of the acquisition of Arcus Group, Inc. In accordance with the provisions of Accounting Principles Board Opinion No. 30 concerning reporting the effect of the disposal of a business, the results of operations of Arcus Staffing have been classified as discontinued in the accompanying statements of operations for the three and nine month periods ended September 30, 1999 and 1998. The following table sets forth the revenue and net income (loss) from discontinued operations for all of the periods presented:


                                  Three Months Ended                   Nine Months Ended
                                     September 30,                       September 30,
                            --------------------------------     ------------------------------
                                 1999              1998              1999             1998
                            ---------------    -------------     -------------    -------------
Revenues                        $10,196          $ 9,416             $32,188         $29,443

Net Income (Loss) from
  Discontinued Operations          --                (51)                241             315



The Company has recorded an estimated loss on the sale of Arcus Staffing of $13,400. The estimated loss is comprised of a write-off of nondeductible and deductible goodwill, a deferred tax benefit and estimated expenses directly related to the transaction partially offset by the estimated income from operations of Arcus Staffing through the date of disposition. Effective November 1, 1999, the Company completed the sale of substantially all of the assets of Arcus Staffing.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(8) SUBSEQUENT EVENTS

In October 1999, the Company acquired substantially all of the assets of one records and information management business for approximately $8 million in cash.

On October 21, 1999, the Company announced the execution of a definitive agreement to acquire Pierce Leahy Corp. in a stock-for-stock merger valued at approximately $1.1 billion including the assumption of approximately $583 million in outstanding Pierce Leahy debt. The merger consideration will result in the equivalent of a fixed exchange ratio of 1.1 shares of Iron Mountain common stock for each share of Pierce Leahy common stock. The proposed transaction is subject to approval by the shareholders of both companies, the completion of regulatory review and other customary conditions. The transaction is expected to be completed in early 2000 and will be accounted for as a purchase.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine month periods ended September 30, 1999 included herein, and the year ended December 31, 1998, included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999.


    OVERVIEW

    The Company's consolidated revenues increased $38.4 million, or 38.9%, to $136.9 million for the third quarter of 1999 from $98.5 million for the third quarter of 1998. Internal revenue growth was 15.2%. For the nine months ended September 30, 1999, the Company's consolidated revenues were $378.0 million compared to $281.1 million for the same period last year, an increase of 34.5%. Internal revenue growth was 12.7%.

    On April 26, 1999, the Company completed the sale, in a private placement to qualified institutional buyers, of $150 million in aggregate principal amount of its 8 1/4% Senior Subordinated Notes due 2011. The 1999 Notes were issued at a price to investors of 99.64% of par. On May 17, 1999, the Company completed an underwritten public offering of 5,750,000 shares of its common stock (the "Equity Offering") at a price to the public of $28.00 per share (including 750,000 shares as a result of the underwriters' exercise of their overallotment option). The net proceeds from these financing transactions were used to repurchase all of the 1,476,577 shares of the common stock issued in the acquisition of Data Base, Inc. at a price of $26.74 per share, to repay outstanding indebtedness under the Company's revolving credit facility and for general corporate purposes, including acquisitions.

    In June 1999, in order to focus on its records and information management services business, the Company decided to sell its information technology staffing business, Arcus Staffing, which was acquired in January 1998 as part of the acquisition of Arcus Group, Inc. The sale of Arcus Staffing is being accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations have been segregated from the Company's continuing operations and reported as a separate line item on the Company's statement of operations. For the nine months ended September 30, 1999, the Company recorded an estimated loss on the sale of Arcus Staffing of $13.4 million comprised primarily of the write-off of nondeductible goodwill. Effective November 1, 1999, the Company completed the sale of substantially all of the assets of Arcus Staffing.

    On October 21, 1999, the Company announced the execution of a definitive agreement to acquire Pierce Leahy Corp. in a stock-for-stock merger valued at approximately $1.1 billion including the assumption of approximately $583 million in outstanding Pierce Leahy debt. The merger consideration will result in the equivalent of a fixed exchange ratio of 1.1 shares of Iron Mountain common stock for each share of Pierce Leahy common stock. The acquisition is structured as a reverse merger where Pierce Leahy Corp. will be the surviving legal entity and will change its name to Iron Mountain Incorporated. The proposed transaction is subject to approval by the shareholders of both companies, the completion of regulatory review and other customary conditions. The transaction is expected to be completed in early 2000 and will be accounted for as a purchase.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Consolidated storage revenues increased $22.8 million, or 38.4%, to $82.3 million for the third quarter of 1999 from $59.5 million for the third quarter of 1998. Internal storage revenue growth was 10.3%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

    Consolidated service and storage material sales revenues increased $15.6 million, or 39.8%, to $54.6 million for the third quarter of 1999 from $39.0 million for the third quarter of 1998. Internal service and storage material sales revenue growth was 22.5%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

    For the reasons discussed above, total consolidated revenues increased $38.4 million, or 38.9%, to $136.9 million for the third quarter of 1999 from $98.5 million for the third quarter of 1998.

    Consolidated cost of sales (excluding depreciation) increased $19.7 million, or 39.8%, to $69.2 million (50.6% of consolidated revenues) for the third quarter of 1999 from $49.5 million (50.2% of consolidated revenues) for the third quarter of 1998. The dollar increase was primarily attributable to the increase in records and other media stored and expenses related to certain facility moves.

    Consolidated selling, general and administrative expenses increased $9.3 million, or 38.7%, to $33.4 million (24.4% of consolidated revenues) for the third quarter of 1999 from $24.1 million (24.4% of consolidated revenues) for the third quarter of 1998. The dollar increase was primarily attributable to: (i) the adoption, effective January 1, 1999, of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires certain computer software costs associated with internal use software to be expensed as incurred and (ii) increased personnel, office and overhead costs to support the Company's growth.

    Consolidated depreciation and amortization expense increased $3.7 million, or 29.4%, to $16.3 million (11.9% of consolidated revenues) for the third quarter of 1999 from $12.6 million (12.8% of consolidated revenues) for the third quarter of 1998. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1998 and 1999 Acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

    As a result of the foregoing factors, consolidated operating income increased $5.7 million, or 45.6%, to $18.0 million (13.1% of consolidated revenues) for the third quarter of 1999 from $12.3 million (12.5% of consolidated revenues) for the third quarter of 1998.

    Consolidated interest expense increased $3.1 million, or 28.2%, to $14.1 million for the third quarter of 1999 from $11.0 million for the third quarter of 1998. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. The increase was partially offset by lower effective interest rates for the third quarter of 1999 compared to the same period in 1998.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

    Consolidated other income for the third quarter of 1999 is comprised of a $0.1 million net foreign currency exchange gain.

    As a result of the foregoing factors, consolidated income from continuing operations before provision for income taxes and minority interest increased $2.6 million to $4.0 million (2.9% of consolidated revenues) for the third quarter of 1999 from $1.4 million (1.4% of consolidated revenues) for the third quarter of 1998. The provision for income taxes was $3.0 million for the third quarter of 1999 compared to $2.4 million for the third quarter of 1998. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the acquisitions closed in the third quarter of 1999, the Company recorded approximately $17 million in nondeductible goodwill.

    Consolidated income (loss) from continuing operations increased $2.0 million to income of $1.0 million (0.7% of consolidated revenues) for the third quarter of 1999 from a loss of $1.0 million (1.0% of consolidated revenues) for the third quarter of 1998. The loss on the sale of discontinued operations is comprised primarily of the write-off of goodwill net of applicable taxes.

    As a result of the foregoing factors, consolidated EBITDA from continuing operations increased $9.3 million, or 37.4%, to $34.3 million (25.1% of consolidated revenues) for the third quarter of 1999 from $25.0 million (25.3% of consolidated revenues) for the third quarter of 1998.


    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
    ENDED SEPTEMBER 30, 1998

    Consolidated storage revenues increased $62.0 million, or 36.9%, to $230.0 million for the first nine months of 1999 from $168.0 million for the first nine months of 1998. Internal storage revenue growth was 9.9%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

    Consolidated service and storage material sales revenues increased $35.0 million, or 31.0%, to $148.0 million for the first nine months of 1999 from $113.0 million for the first nine months of 1998. Internal service and storage material sales revenue growth was 17.0%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

    For the reasons discussed above, total consolidated revenues increased $97.0 million, or 34.5%, to $378.0 million for the first nine months of 1999 from $281.0 million for the first nine months of 1998.

    Consolidated cost of sales (excluding depreciation) increased $48.6 million, or 34.5%, to $189.8 million (50.2% of consolidated revenues) for the first nine months of 1999 from $141.2 million (50.2% of consolidated revenues) for the first nine months of 1998. The dollar increase was primarily attributable to the increase in records and other media stored and expenses related to certain facility moves.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

    Consolidated selling, general and administrative expenses increased $24.1 million, or 34.4%, to $94.2 million (24.9% of consolidated revenues) for the first nine months of 1999 from $70.1 million (24.9% of consolidated revenues) for the first nine months of 1998. The dollar increase was primarily attributable to: (i) the Company's national sales and marketing meeting occurring in January 1999; (ii) the adoption of Statement of Position 98-1; and (iii) increased personnel, office and overhead costs to support the Company's growth.

    Consolidated depreciation and amortization expense increased $10.6 million, or 29.8%, to $46.2 million (12.2% of consolidated revenues) for the first nine months of 1999 from $35.6 million (12.7% of consolidated revenues) for the first nine months of 1998. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1998 and 1999 Acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

    As a result of the foregoing factors, consolidated operating income increased $13.6 million, or 39.7%, to $47.8 million (12.7% of consolidated revenues) for the first nine months of 1999 from $34.2 million (12.2% of consolidated revenues) for the first nine months of 1998.

    Consolidated interest expense increased $6.0 million, or 17.8%, to $40.2 million for the first nine months of 1999 from $34.2 million for the first nine months of 1998. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. The increase was partially offset by lower effective interest rates for the first nine months of 1999 compared to the same period in 1998. Consolidated other income for the first nine months of 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under its business interruption insurance policy, related to the March 1997 fires at the Company's South Brunswick Township, New Jersey facilities.

    As a result of the foregoing factors, consolidated income from continuing operations before provision for income taxes and minority interest increased $5.9 million to $7.7 million (2.0% of consolidated revenues) for the first nine months of 1999 from $1.8 million (0.6% of consolidated revenues) for the first nine months of 1998. The provision for income taxes was $7.8 million for the first nine months of 1999 compared to $3.7 million for the first nine months of 1998. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 1999 Acquisitions, the Company recorded approximately $132 million in nondeductible goodwill.

    Consolidated loss from continuing operations decreased $1.4 million to a loss of $0.6 million (0.2% of consolidated revenues) for the first nine months of 1999 from a loss $2.0 million (0.7% of consolidated revenues) for the first nine months of 1998. The loss on the sale of discontinued operations is comprised of a $13.1 million write-off of goodwill and $1.3 million of estimated expenses directly related to the sale of Arcus Staffing offset by a $1.0 million deferred tax benefit and the estimated income from discontinued operations through the date of disposition.

    As a result of the foregoing factors, consolidated EBITDA from continuing operations increased $24.2 million, or 34.7%, to $94.0 million (24.9% of consolidated revenues) for the first nine months of 1999 from $69.8 million (24.8% of consolidated revenues) for the first nine months of 1998.

                           IRON MOUNTAIN INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)


    LIQUIDITY AND CAPITAL RESOURCES

    As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and improvements to existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first nine months of 1999 amounted to $187.5 million, $72.8 million and $6.1 million, respectively. Included in the $72.8 million of capital expenditures is approximately $10 million paid by BDM in connection with the acquisition of real estate. In addition, the Company advanced $12.0 million to BDM. BDM used the cash to fund a portion of the purchase price of its acquisitions of Memogarde, S.A. and Stortext (Holdings) Limited. These investments have been primarily funded through cash flows from operations, borrowings under the Company's revolving credit facility, a portion of the net proceeds from the sale of the 1999 Notes and a portion of the net proceeds from the Equity Offering.

    Net cash provided by operations was $29.3 million for the first nine months of 1999 compared to $44.7 million for the same period in 1998. The decrease resulted primarily from increases in accounts receivable and advances to BDM and decreases in accrued expenses and other long-term liabilities, which were partially offset by an increase in EBITDA.

    Net cash provided by financing activities was $239.3 million for the nine months ended September 30, 1999, consisting primarily of the $303.2 million of net proceeds from the sale of the 1999 Notes and the Equity Offering offset by the repurchase of the 1,476,577 shares of common stock issued in the Data Base acquisition for $39.5 million and $19.7 million net repayment of debt.

    On April 26, 1999, the Company completed the sale, in a private placement to qualified institutional buyers, of $150 million in aggregate principal amount of its 1999 Notes. The 1999 Notes were issued at a price to investors of 99.64% of par. On August 25, 1999 the holders of the privately placed 1999 Notes exchanged them for notes with the same terms as the 1999 Notes, except that the new notes were registered under the Securities Act of 1933, as amended. The net proceeds from the sale of the 1999 Notes were used to repay outstanding indebtedness under the Company's revolving credit facility.

    On May 17, 1999, the Company issued and sold an aggregate of 5.8 million shares (including approximately 0.8 million shares to cover over-allotments) of its Common Stock in an underwritten public offering at a price to the public of $28.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions were $153.8 million and were used:
    (i) to repurchase all of the 1,476,577 shares of the Company's Common Stock issued in connection with the acquisition of Data Base, Inc. at a purchase price of $26.74 per share; (ii) to repay outstanding indebtedness under the Company's revolving credit facility; and (iii) for general corporate purposes, including the funding of future acquisitions.

    If the contemplated merger with Pierce Leahy Corp. is consummated, the 1996, 1997 and 1999 Notes, as well as the public debt of Pierce Leahy Corp., will remain outstanding as the merger will not result in a "change of control" under either company's indentures. The consent of the lenders under the Company's existing credit facility is required in connection with the Pierce Leahy merger. The Company expects to enter into a new credit facility in an amount sufficient to repay indebtedness under the Company's and Pierce Leahy's credit facilities and to provide additional borrowing capacity after the merger.

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

    Operational Systems

    The Company's primary operational systems are SAFEKEEPER-TM-, an internally developed software application used mainly in its business records operations, and MEDIALINK-TM-, a software application obtained from a third party used mainly in the Company's data security operations. Additionally, as an active acquirer of businesses, the Company currently uses, and will continue to use, several different legacy operational systems that have been, and will be, inherited through its ongoing acquisition program. Both SAFEKEEPER and MEDIALINK are Y2K compliant. Based on the Company's assessment, management believes that more than 99% of its business units are currently operating with an operational system that is Y2K compliant. Conversion of the remaining business units to a Y2K compliant operational system is currently underway and is expected to be completed before year-end.

    Financial Accounting Systems

    As part of its normal course of business, the Company has several system improvement initiatives underway, the most significant of which involves the installation of new financial accounting software from Oracle Corporation ("Oracle"). Oracle has certified that its accounting software is Y2K compliant. The installation of the Oracle software is complete.

    The Company currently uses, and will continue to use, several different legacy accounting systems that have been, and will be, inherited through its ongoing acquisition program. Accordingly, the Company will continue to assess legacy systems acquired in future acquisitions. Based on vendor certifications, the Company believes that all of the existing legacy systems are Y2K compliant.

    Products and Services Obtained from Third Parties

    Products and services obtained from third parties are comprised mainly of
    (i) facility systems, including telecommunications, climate control systems, security systems, fire and safety systems ("Facility Systems"), and (ii) products and services purchased from vendors, including third party payroll processing and products for resale such as cartons and operating supplies. The Company has completed the implementation of its remediation plan, in all material respects, related to its Facility Systems and products and services purchased from vendors.

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

    Contingency Plans

    As part of its Y2K project, the Company has analyzed its points of major risk and has developed contingency plans as a backup to its remediation effort. Management continues to review these contingency plans to ensure their viability.

    Year 2000 Risks

    The failure on the part of the Company or one of its suppliers to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, although the extent of such a business disruption is not known at this time. The implementation of the Plan has significantly reduced the Company's level of uncertainty about the Y2K problem. The Company believes that, with the completion of its existing system improvement initiatives and the successful execution of the Plan, the likelihood of significant interruptions of normal operations has been substantially reduced. However, the Company cannot assure that it has been able to address the Y2K issues for all of its software applications and major operating systems. If the Company or its major third party suppliers of products and services have failed to adequately address their Y2K issues, or the Company has failed to successfully integrate or convert its computer systems generally, the Company's business, financial condition or results of operations could be materially adversely affected.

                        IRON MOUNTAIN INCORPORATED


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company's existing international operations and any future international investments, if completed, may be subject to risks and uncertainties relating to fluctuations in currency valuation.

    The Company engages neither in speculative nor derivative trading activities. As of September 30, 1999, the Company had $28.2 million of variable rate debt outstanding with a weighted average interest rate of 4.99% and $574.8 million of fixed rate debt. If the weighted average variable interest rate had increased by 1% to 5.99%, such increase would have had a negative impact on the Company's net income for the three and nine month periods ended September 30, 1999 of approximately $59,000 and $106,000, respectively. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of September 30, 1999 and December 31, 1998.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT       DESCRIPTION
          10.1         Agency Agreement, dated as of July 1, 1999, by and
                         between Iron Mountain Statutory Trust-1999 and Iron
                         Mountain Records Management, Inc.

          10.2         Lease Agreement, dated as of July 1, 1999, by and
                         between Iron Mountain Statutory Trust-1999 and Iron
                         Mountain Records Management, Inc.

          10.3         Unconditional Guaranty, dated as of July 1, 1999, from
                         Iron Mountain Incorporated to Iron Mountain Statutory
                         Trust-1999

          27.1         Financial Data Schedule for the Nine Months Ended
                         September 30, 1999

          27.2         Financial Data Schedule for the Nine Months Ended
                         September 30, 1998 (Restated)


    (b)Reports on Form 8-K

       On July 9, 1999, the Company filed a Current Report on Form 8-K to: (i) announce its decision to sell Arcus Staffing; (ii) account for the sale of Arcus Staffing as a discontinued operation; and (iii) restate certain historical financial information to reflect the accounting of the sale as a discontinued operation. The Report on Form 8-K also included audited financial statements and certain pro forma financial information with respect to acquisitions of businesses deemed to be individually significant under Rule 3-05 of Regulation S-X.

       On July 29, 1999, the Company filed a Current Report on Form 8-K to announce recent amendments to its Second Amended and Restated Credit Agreement and to announce its operating results for the three and six-month periods ended June 30, 1999.

                           IRON MOUNTAIN INCORPORATED

CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Form 10-Q and include statements regarding the strategies, beliefs or current expectations of the Company and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to: (i) the Company's ability or inability to complete the merger of Iron Mountain and Pierce Leahy due to the failure to obtain necessary regulatory approvals or satisfy other customary conditions,
(ii) failure to fully realize the anticipated cost savings related to the Pierce Leahy merger in a timely manner because of difficulty in integrating the operations of the two companies and unanticipated costs as a result of the merger, (iii) the Company's ability or inability to complete other acquisitions on satisfactory terms and to integrate acquired companies efficiently, (iv) the cost and availability of financing for contemplated growth, (v) the cost and availability of appropriate storage facilities, (vi) the possibility of a natural disaster or other casualty disrupting operations to an extent greater than the Company is insured for, (vii) the demand and price for the Company's services, relative to the cost of providing such services, (viii) certain risks and uncertainties associated with the Company's readiness for the year 2000, including but not limited to, the Company's inability to recruit and/or retain key staff necessary for addressing year 2000 issues; failure of major third party suppliers of products and services to adequately address their year 2000 issues despite assurances to the contrary; delays in the conversion or upgrade of acquired and to be acquired businesses' software systems to appropriate year 2000 compliant software systems; and actual future costs associated with the Company's year 2000 plan being greater than currently expected, or (ix) other trends in competitive or economic conditions affecting the Company's financial condition or results of operations not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as revised by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999, identifies other important factors that could cause such differences.

                           IRON MOUNTAIN INCORPORATED


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  IRON MOUNTAIN INCORPORATED



NOVEMBER 12, 1999                                 By:   /S/ JEAN A. BUA
    (date)
                                                  -----------------------------
                                                  Jean A. Bua
                                                  Vice President and
                                                    Corporate Controller
                                                  (Principal Accounting Officer)